Form 10-Q
period 1996-06-30
TMP INLAND EMPIRE IV LTD
filed 1996-08-07
CIK 885051

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended June 30, 1996

                           ______________________

                          Commission File No. 0-19933


                              TMP INLAND EMPIRE IV, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                              33-0341829
(State or other jurisdiction of       I.R.S. RmployerIdentification No.)
incorporation or organization)

801 North Parkcenter Drive, Suite 235               92705
Santa Ana, California                            (Zip Code)
(Address of principal executive office)

(714) 836-5503
(Registrant's telephone number, including area code)

______________________

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     PART I - FINANCIAL INFORMATION

     Item 1.        Financial Statements

The following financial statements are filed as a part of this Form
10-Q:

Balance Sheets as of June 30, 1996 and December 31, 1995

Statements of Income for the three and six months ended June 30, 1996 and 1995

Statements of Cash Flows for the six months ended June 30, 1996, and
1995


The accompanying unaudited interim financial statements include all djustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                         TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership

                              Balance Sheets

                              June 30, 1996        December 31, 1996

Assets

Cash                                    $45,891                  $16,769
Accounts Receivable                        $100                        -
Investment in Unimproved Land
(Note 1)                              $5,640,652               $5,541,061
Prepaid Expense                          $11,400                        -
Organizational Costs, Net (Note 1)           $754                    $1855

     Total Assets                     $5,698,797                $5,559,685

Liabilities and Partners Capital

Accounts Payable and
     Accrued Liabilites                   $22,160                     $800
Due to Affiliates                            $330                       -
Property Taxes Payable                   $18,739                   $90,925
Notes Payable (Note 3)                    190,000                       -
Commission Payable (Note 4)               $70,560                  $70,560

     Total Liabilities                   $301,790                  $162,285

Partners' capital

     General Partners                  $ (22,043)                  ($21,742)
     Limited Partners 7,250 equity     $5,419,050                $5,419,142
     units authorized and outstanding

     Total Partners Capital            $5,397,007                $5,397,400

Total Liabilites and Partners Capital  $5,698,797                $5,559,685


                           TMP INLAND EMPIRE IV, LTD.
                       a California Limited Partnership
                             Statements of Income

                                Three Months Ended    Six Months Ended
                            June 30     June 30    June 30     June 30
                              1996        1995       1996        1995

Land Sales                       $0          $0         $0     $23,000

  Cost of Land Sales             $0          $0         $0     $28,807

     Gross Profit                $0          $0         $0    ($5,807)

  Interest and Other Income      $83        $135       $708       $242


                                 $83        $135       $708    $5,565)

General & Admin. Expense        $183        $550     $1,100    $1,100

Net Income                     ($101)      ($415)     ($393)   $6,665)


Allocation of Net Income (Loss) (Note 2):

General Partners                ($ 1)        ($ 4)     ($ 4)     ($67)

     Limited Partners           ($100)       ($411)    ($389) ($6,598)

     Limited Partners, per unit ($.02)       ($.05)    ($.05)  ($ .78)
</Table





                              TMP INLAND EMPIRE IV, LTD.
                           a California Limited Partnership


                               Statement of Cash Flows

                                         Six Months Ended June 30,
                                               1996          1995

Net Income (Loss)                             $    (393)    $  (6,250)

Non-cash adjustments:
  Amortization of organization costs              1,101           550
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Increase in investment in unimproved land     (99,591)       (10,038)
  Increase in Receivables                         ( 100)        (1,273)
  Increase in Prepaid Expense                   (11,400)            -
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilites                    (50,496)        17,350
Net Cash provided by (used in)
     Operating Activities                    $ (160,486)     $    339

          Increase in Notes Payable             190,000      $      -

Net Cash provided by Financing Activities     $ 190,000      $      -

Net Increase in Cash                          $  29,121      $     339

Cash, Beginning of Period                     $  16,769      $   8,547

     Cash, End of Period                      $  45,891      $  28,886
</Table


                    TMP INLAND EMPIRE IV, LTD
                 a California Limited Partnership
                 Notes to the Financial Statements
          For the Three and Six Months Ended June 30, 1996
                          (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire IV, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or market value, based on specific identification.
All costs associated with the acquisition of a property are capitalized.
In addition, the Partnership capitalizes all carrying costs.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level.
Accordingly, no provision for federal income taxes is provided.


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, osses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Payable

As of June 30, 1996, the Partnership had a note payable secured by Partnership
land.   The note bears interest at 12 percent per annum and matures
February 1, 1999.


NOTE 4 - Commissions Payable

As of June 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.








                        TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership
           For the Three and Six Months Ended June 30, 1996


Item 2.      Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1996 and 1995 consisted primarily of interest income. During the three months ended June 30, 1995, the Partnership sold one parcel of land at a loss of $5,807. There were no properties sold during the second quarter of 1996.

Operating activities for the six months ended June 30, 1996 used approximately $61,000 of cash. The bulk of that was used to pay accrued but unpaid property taxes. Investing activities used approximately
$100,000 for carrying costs of the land held for investment. Financing activites provided $190,000 from a note secured by Partnership land.

During the six months ended June 30, 1995, operating activities provided approximately $17,000 while Investing activities used approximately $28,000.

The Partnership had seven properties as of June 30, 1996 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.



Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 1996

                    TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership


                    By:  TMP Investments, Inc., as General Partner

                              \s\ William O. Passo
                         By:___________________________________
                              William O. Passo, President

                              \s\ Jenny Rex
                         By:___________________________________
                              Jenny Rex, Secretary

                              \s\ Michael Sun
                         By:___________________________________
                              Michael Sun, Chief Financial Officer

                         By:  TMP Properties, a California General
                                   Partnership as General Partner

                              \s\ William O. Passo
                         By:___________________________________
                              William O. Passo, General Partner

                              \s\ Anthony W. Thompson
                         By:___________________________________
                              Anthony W. Thompson, General Partner

                              \s\ Scott E. McDaniel
                         By ____________________________________
                              Scott E. McDaniel


