Form 10-Q
period 1996-09-30
TMP INLAND EMPIRE IV LTD
filed 1996-11-15
CIK 885051

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended September 30, 1996

                           ______________________

                          Commission File No. 0-19933


                              TMP INLAND EMPIRE IV, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                              33-0341829
(State or other jurisdiction of       I.R.S. Employer Identification No.)
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

Balance Sheets as of September 30, 1996 and December 31, 1995

Statements of Income for the three and nine months ended
September 30, 1996 and 1995

Statements of Cash Flows for the nine months ended
September 30, 1996, and 1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                         TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership

                                Balance Sheets

                                September 30, 1996        December 31, 1996

Assets

Cash                                    $44,321                  $16,769
Accounts Receivable                        $50                         -
Investment in Unimproved Land
(Note 1)                              $5,633,198               $5,541,061
Prepaid Expense                           $5,700                        -
Organizational Costs, Net (Note 1)          $201               $    1,855

     Total Assets                     $5,683,470               $5,559,685

Liabilities and Partners Capital

Accounts Payable and
     Accrued Liabilities                   $ -                        $800
Due to Affiliates                         $   197                        -
Property Taxes Payable                   $ 25,992                   $90,925
Notes Payable (Note 3)                    190,000                       -
Commission Payable (Note 4)               $70,560                  $70,560

     Total Liabilities                   $286,749                  $162,285

Partners' capital

     General Partners                  $ (21,749)                  ($21,742)
     Limited Partners 7,250 equity     $5,418,470                $5,419,142
     units authorized and outstanding

     Total Partners Capital            $5,396,721                $5,397,400

Total Liabilities and Partners Capital  $5,683,470                $5,559,685


                           TMP INLAND EMPIRE IV, LTD.
                       a California Limited Partnership
                             Statements of Income

                                Three Months Ended    Nine Months Ended
                               Sept. 30     Sept. 30    Sept. 30     Sept. 30
                                1996        1995       1996        1995

Land Sales                       $0          $0         $0     $23,000

  Cost of Land Sales             $0          $0         $0     $28,807

     Gross Profit                $0          $0         $0    ($5,807)

  Interest and Other Income     $267        $122       $975       $364


                                $267        $122       $975    ($5,443)

General & Admin. Expense        $554        $550     $1,654    $1,650

Net Loss                       ($287)      ($428)     ($679)   ($7,093)


Allocation of Net Loss (Note 2):

General Partners                ($ 3)        ($ 4)     ($ 7)     ($71)

     Limited Partners           ($284)       ($424)    ($672) ($7,022)

     Limited Partners, per unit ($.04)       ($.05)    ($.09)  ($ .83)
</Table





                              TMP INLAND EMPIRE IV, LTD.
                           a California Limited Partnership


                               Statement of Cash Flows

                                         Nine Months Ended September 30,
                                               1996          1995

Net Income (Loss)                           $    (679)    $  (7,093)

Non-cash adjustments:
  Amortization of organization costs             1,654           1650
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Increase in investment in unimproved land    (92,137)       (44,588)
  Increase in Receivables         	(50)        -
  Increase in Prepaid Expense          	        (5,700)            -
  Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                       (603)           (598)
  Increase (Decrease) in Taxes Payable          (64,933)         40,943
Net Cash provided by (used in)
     Operating Activities                    $ (162,448)       $ (9,686)

  Increase in Notes Payable                     190,000        $      -

Net Cash provided by Financing Activities     $ 190,000        $      -

Net Increase (Decrease) in Cash               $  27,552        $ (9,686)

Cash, Beginning of Period                     $  16,769        $  28,547

     Cash, End of Period                      $  44,321        $  18,861
</Table


                    TMP INLAND EMPIRE IV, LTD
                 a California Limited Partnership
                 Notes to the Financial Statements
          For the Three and Nine Months Ended September 30, 1996
                          (Unaudited)


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


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of September 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Payable

As of September 30, 1996, the Partnership had a note payable secured by Partnership
land.   The note bears interest at 12 percent per annum and matures
February 1, 1999.


NOTE 4 - Commissions Payable

As of September 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.








                        TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership
           For the Three and Nine Months Ended September 30, 1996


Item 2.          Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of interest income. During the nine months ended June 30, 1995, the Partnership sold one parcel of land at a loss of $5,807.
There were no properties sold during 1996.

Operating activities for the nine months ended September 30, 1996  used approximately
$162,000 of cash  to pay for carrying costs of the land held for investment and to pay accrued but unpaid property taxes.  Financing activities provided $190,000 from a note secured by Partnership land.

During the nine months ended September 30, 1995, net operating activities used approximately $10,000 relating to the carrying costs of the land held for investment.

The Partnership had seven properties as of September 30, 1996 that are being held for appreciation and resale.  Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.



Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996

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




