Form 10-K
period 1996-12-31
TMP INLAND EMPIRE IV LTD
filed 1997-03-31
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

            For the fiscal year ended December 31, 1996

[*] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from _________to____________

                                -----------------

                           COMMISSION FILE NO. 0-19933


                           TMP INLAND EMPIRE IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

 CALIFORNIA                                           33-0341829
(State or other jurisdiction of                         (I.R.S.
incorporation or organization)                 Employer Identification No.)


 801 N. PARKCENTER DRIVE, SUITE 235                   92705
 SANTA ANA, CALIFORNIA                                (Zip Code)
(Address of principal executive office)


                                (714) 836-5503
             (Registrant's telephone number, including area code)
                             --------------------

Securities to be registered pursuant to Section 12(b) of the Act:

 Title of each class                         Name of each exchange on which
 to be so registered                         each class is to be registered
 -------------------                         ------------------------------
        N/A                                               N/A

Securities to be registered pursuant to Section 12 (g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes  X   No.
                                                ---     ---

                                     PART I

ITEM 1(A).  BUSINESS

INTRODUCTION

      TMP INLAND EMPIRE IV, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in June, 1989, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated person, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as "pre-development."

      The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of he Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

      TMP Inland Empire IV. Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which is being filed as an Exhibit to this Form 10K.

      DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. A total of 8,500 Limited Partnerships Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

      THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. In the course of their management, the General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

      LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner will not be liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

      The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

      TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

      1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue the Partnership's business;

      2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

      3. The removal of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

      VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

      1. Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

      2.    Removal of a General Partner;

      3.    Admission of a General Partner;

      4. The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

      5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remaining General Partner;

      6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner; or

      7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

      A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in Item 5, which shall require the unanimous consent of the Limited Partners.

      The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefor of Limited Partners holding 10% or more of the total outstanding Units.

      Each Limited Partnership Unit shall have equal voting rights.

      TRANSFERABILITY OF UNITS. Holders of Units shall have the right to assign one or more whole Units by written instrument the terms of which are not in contravention of any of the provisions of the Partnership Agreement.

      An assignee of record shall be entitled to receive Distributions from the Partnership attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units to him; however, the Partnership and the General Partners shall be entitled to treat the assignor of such Units as the absolute owner thereof in all respects, and shall incur no liability for allocations of Net Income, Net Loss, or Distributions, or transmittal of reports and notices required to be given to Limited Partners which made in good faith to such assignor until such time as written instrument of assignment has been received by the Partnership and recorded on its books. The effective date of an assignment of Units (of which assignment the Partnership has actual notice) on which the Assignee shall be deemed an Assignee of record shall not be later than the first day of the fiscal quarter following the date set forth on the written instrument of assignment.

      Any assignment, sale, exchange or other transfer in contravention of any of the provisions of the Partnership Agreement shall be void and ineffectual, and shall not bind or be recognized by the Partnership.

      An Assignee may only be substituted as a Limited Partner in the place of the assignor Limited Partner with the prior consent of the General Partners. Any substituted Limited Partner must agree to be bound by the provisions of the Partnership Agreement.

      BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of Internal Revenue.

DISTRIBUTIONS, NET INCOME AND NET LOSS

      ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of Net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Limited Partnership Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Limited Partnership Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

      ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

      DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section
8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to refuse Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

INVESTMENT OBJECTIVES; RISKS

      In general, the investment objectives of the Partnership may be summarized as follows:

      (a)   Preservation and return of the Partners' capital.

      (b)   Capital appreciation.

      (c) Added value through pre-development activity (zoning, subdivision, site planning, engineering).

      (d)   Cash flow after return of capital.

      (e)   Minimization of risk by maintaining minimum partnership debt.

      The General Partners are, at all times, guided by a policy of realizing profit intended to result in gain for the Limited Partners upon ultimate disposition of the Properties. There can, however, be no assurance or guarantee that the decisions made by the General Partners will result in the realization of any profit.

      The Partnership is subject to the risks generally incident to the ownership of real estate, including the uncertainty of cash flow to meet fixed or variable obligation; adverse changes in national economic conditions; changes in the investment climate for real estate investment; lack of geographic diversification; adverse changes in local market conditions, such as changes in the supply of, or demand for competing properties in an area; changes in interest rates and the availability of permanent mortgage funds, which may render the sale or refinancing of a property difficult or unattractive; changes in real estate tax rate and other operating expenses, governmental rules (including, without limitations, zoning laws and fiscal policies); known and unknown environmental conditions on the property and acts of God that may result in uninsured losses (including, without limitation, earthquakes and floods).

      The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

      The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present, such as the joint venturer's investment objectives may be inconsistent with the investment objectives of the partnership.

      If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10K, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

      If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership's ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

      The Partnership's investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

SELLING POLICY

      The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a first trust deed on the Property sold. However, the Partnership does not intend to carry back any promissory notes unless it obtains a first priority lien against the Property sold.

COMPETITION

      It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

      The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems which could arise due to governmental action or inaction.

      ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels.. As described under Item 2, "Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

      GROWTH INITIATIVES. Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

      PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

      OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation or similar considerations could impair the value of the Properties, either to the partnership or to others.

ENVIRONMENTAL

      The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If a Property is contaminated by hazardous materials, the Partnership could incur substantial clean up costs under federal, state and local laws which could adversely affect the investment results of the Partnership.

      The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Partnership.

EMPLOYEES

      The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(D).  FOREIGN OPERATIONS

      The Partnership has no foreign operations in foreign countries.

ITEM 2.     PROPERTIES

      The Partnership acquired for cash, free of monetary encumbrances, a total of nine (9) Properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murietta (formerly Rancho California) on the south.

      Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Murietta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

      The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing any or all the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

      The Partnership owns or has owned the following properties:

                   Date       Purchase     Date       Sales
Property           Purchased  Price        Sold       Price
--------           ---------  -----        ----       -----
Beaumont 320**     06-19-89   $  625,000   *          *
                   09-14-89   $  720,000   *          *
Victorville 10     08-15-89   $  420,000   *          *
Victorville 17     07-20-89   $  700,000   *          *
Victorville 25     08-10-89   $1,202,000   *          *
Oleander 10        08-09-89   $  295,000   *          *
Elsinore 36.79**   07-10-89   $  360,000   10-06-89   $1,152,000
                   07-28-89   $  369,000   10-06-89   ***
Perris 6.44        06-20-89   $  930,000   *          *
Perris 77          10-31-89   $  750,000   02-28-90   $1,200,000
Perris 1.93        12-05-89   $   22,500   02-14-95   $   23,000

* These Properties were still owned by the Partnership as of December 31, 1996.
** Beaumont 320 and Elsinore 36.79 were each acquired in two separate parcels.
*** The two parcels comprising Elsinore 36.79 were sold together for a total sales price of $1,152,000.

      BEAUMONT 320 ACRES. The Partnership acquired from different sellers two adjacent 160 acre parcels of rolling land (the Beaumont-Mudd and Beaumont-Gerwyn parcels) totaling approximately 320 acres. The Property is located approximately 1-1/4 miles south of Interstate Highway 10 (the San Bernardino Freeway). Access to the highway is over Highland Springs Avenue from the Property.

      The Property is rectangular in shape and measures 1 mile by 1/2 mile. The terrain varies from level meadows to rolling hills, and in some places steep terrain. Electric power and telephone are currently to the Property. Water is currently supplied by private well on the Property. The current zoning, W-2, allows for one single family residential unit per 20,000 square feet of site area. A specific plan, Environmental Impact Report and Kangaroo Rat Study were approved, and the property has been annexed into the City of Beaumont with a R-1 zoning.

      VICTORVILLE 10 PARCEL. This approximately 10 acre parcel is located at the southwest corner of Seneca Road and Petaluma Road in west central Victorville, about 1/2 mile north of Palmdale Road. Palmdale Road is designated as Highway 18 and connects Victorville to the high desert communities of Palmdale and Lancaster. The Property is level, sandy loam, and relatively square. It is not within a flood plain or earthquake zone. All utilities are available at the Property and sewer has been brought to within 600 feet of the Property to service a new apartment complex on Seneca Road.

      The Property has been rezoned from D-S (desert suburban) to R-3, permitting development of 20 units per acre. The city of Victorville approved a site plan for a 200 unit apartment development on the site.

      VICTORVILLE 17 PARCEL. This approximately 17 acre parcel is located on Rodeo Road at its intersection with Pebble Beach Drive about 1/4 mile north of Green Tree Lane. The Property is in an already developed part of east central Victorville. The immediate neighborhood is made up of some lower income single family homes, a mobile home community and golf course, and scattered apartment complexes.

      The Property is "L" shaped with 800 feet of frontage on Rodeo Road. It is sloped and slightly rolling with a flood control channel on the north property line. All utilities and sewer are in place to the Property. It is zoned R-3 (multi-family residential) with a tentative map approved for 55 4-plex lots (220 units).

      VICTORVILLE 25 PARCEL. This approximately 25 acre Property is comprised of two parcels of approximately 12.73 and approximately 12.6 acres respectively. The site is located in the northwest portion of the City of Victorville. The parcels are bounded on the south by Village Drive, the east by Heartherdale and the west by Amargosa.

      The 12.6 acre parcel is square in shape and is zoned C-2. This zoning will permit commercial development such as office and professional, shopping or retail uses. The 12.73 acre parcel is triangular in size and is zoned R-3, or multi-family residential. This zoning will permit development of apartments or condominiums as dense as fifteen units per acre.

      The Victorville 25 Property is approximately one mile from Interstate 15. The immediate vicinity is a mixed-use neighborhood of new residential housing of both single family homes and apartments, although development has slowed dramatically since the 1990-1991 recession began.

      Utilities are available to the site and Village Drive is the major traffic corridor in the area.

      OLEANDER 10. The Partnership acquired one approximately 10 acre parcel south of Oleander Avenue and east of Decker Road, just 1/2 mile west of Interstate Highway 215. This parcel was zoned rural agricultural and was adjacent to hundreds of acres of I/P zoned land. The General Partners have obtained rezoning from the County of Riverside to I/P. I/P provides for a wide variety of residential and professional uses, including light manufacturing, office buildings, restaurants, motel, and other commercial uses. Water, sewer and power are currently accessible at the Property.

      The Property is within the Perris Valley Comprehensive General Plan that was adopted in 1983. The General Plan indicates that the subject parcel should be developed for manufacturing or industrial use. Construction of industrial buildings has occurred about one mile south of the Property.

      The Property and its surroundings lie within the boundaries of the Riverside County Community Facilities district, 88-8, which facilitates the availability of utilities and access through proposed improvement projects including off ramps to Cajalco Road.

      PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. The area surrounding the Property is in transition from rural vacant land to medium density residential, industrial and commercial. Both have been dramatically slowed by the recession.

      Zoning was recently changed to C-2 to allow commercial development. Electricity, telephone and water are to the Property and sewer is within one mile. However, septic tank use is also currently permitted.


ITEM 3.     LEGAL PROCEEDINGS

      There are no matters requiring disclosure under Item 3.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION

      As of December 31, 1996, there were approximately 827 holders of Limited Partnership units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any publicly established trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995, or 1994. In 1996, 45 Units traded on the secondary market at between $200 to $240 a unit.

CASH DISTRIBUTIONS

      No cash distributions were made during the years ended December 31, 1996, 1995, or 1994.

      A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in
Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.     SELECTED FINANCIAL DATA

      The following table summarizes selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993, or 1992, and should be read in conjunction with the more detailed financial statements contained in
Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)


                                            1996              1995             1994           1993            1992
                                      ---------------   ---------------   ------------   --------------   ------------
 Income from Sale of Property                           $        23,000   $              $                $
 Less cost of Property sold                                     (28,807)
                                                        ---------------
 Gross (loss)                                                    (5,807)
 Interest Income                      $         1,239               473          1,329            4,921         12,444
 Other income                                                                                                   70,000
 Total income (loss)                  $         1,235   $        (5,334)  $      1,329   $        4,921   $     82,444
                                      ---------------   ---------------   ------------   --------------   ------------
 Net income (loss)                    $    (3,255,611)  $      (570,578)  $     (1,671)  $        1,921   $     79,444
                                      ---------------   ---------------   ------------   --------------   ------------
 Net income (loss) per Unit*          $       (379.18)  $        (67.13)  $       (.20)  $          .23           9.35
                                      ---------------   ---------------   ------------   --------------   ------------
 Cash distribution per Unit*          $                 $                 $              $                $
                                      ---------------   ---------------   ------------   --------------   ------------
 Total assets                         $     2,472,971   $     5,559,685   $  6,066,564   $    6,041,009   $  6,039,289
                                      ===============   ===============   ============   ==============   ============

      *(Based on 8,500 Units outstanding at December 31, 1996, 1995, 1994, 1993, and 1992.)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one Property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one Property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996 and 1995, the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value is due mainly to the downturn in Southern California's real estate market.

LIQUIDITY AND CAPITAL RESOURCES

      The partnership raised a total of $7,571,386, net of syndication costs, from the sale of Limited Partnership Units. During the period from inception through December 31, 1995, the Partnership acquired a total of nine Properties for all cash at a total expenditure of $7,172,389, including carrying costs (such as interest expense and property taxes). All costs associated with the acquisition of the Properties, as well as carrying costs and administrative expenses, are capitalized (i.e., added to the cost of the Properties) and are deducted form the sales prices to determine gains (or losses) when the Properties are sold.

      The Partnership does not intend to acquire any additional Properties. The remaining seven Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

      The General Partners intend to meet currently anticipated cash requirements by first using cash proceeds from a loan on hand; second, funds from interest income; third, the sale of properties; and fourth, proceeds from a loan secured by property.

      The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California experienced a significant economic recession that has substantially eroded the value of all real estate in the area.

      Lower home and commercial property prices has driven down the value of vacant land, and in many instances has made new development financially unfeasible. This has made it difficult to sell the Partnership land at anything but liquidation prices. The general partners expect the economic recovery in this region to be slow, and believe there are insufficient funds available to meet anticipated cash requirements for the next 12 months. Management intends to attempt to procure a loan for the Partnership secured by Partnership land; or, in the alternative, to withhold payment of certain Partnership expenses such as property taxes. In February 1996, the partnership procured a $190,000 loan secured by Partnership land.

Management is also attempting to sell one or more of the remaining parcels of land to meet anticipated cash requirements. There can be no assurance that management will be successful in either procuring a loan or selling one or more of the remaining parcels of land.

      The Partnership has no current plans to develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding therefor could be obtained, either from the sale or refinancing of parcels or the forming of a joint venture.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

                                                                        Page No.
                                                                        --------
      For the fiscal years ended December 31, 1996, 1995 and 1994:

            Independent Auditor's Report                                 FS-1

            Balance Sheets as of December 31, 1996 and 1995              FS-2

            Statement of Income for the years ended December 31,
            1996, 1995 and 1994                                          FS-3

            Statement of Partners Capital for the years ended
            December 31, 1996 1995, 1994 and 1993                        FS-4

            Statements  of Cash Flow for the years ended  December
            31, 1996, 1995 and 1994                                      FS-5

            Notes to Financial Statements                                FS-6

            Financial Statement Schedules                                FS-10

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1996 and 1995, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners.

      TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the General Partner. The general partners of TMP Properties are William O. Paso, Anthony W. Thompson and Scott E. McDaniel.

      The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

      TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-general partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole general partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

      WILLIAM O. PASSO, 55, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc., an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

      SCOTT E. MCDANIEL, 50, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

      ANTHONY W. "TONY" THOMPSON, 50, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11.    EXECUTIVE COMPENSATION

      During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1996, the Partnership paid fees to the General Partners for various services in the amount of $81,473 of which $12,245 was paid in the year ended December 31, 1996. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1996, the Partnership had 8,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1996 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                        Number of         Percent of
Name of Beneficial Owner                  Units             Class
------------------------                ---------         ----------
William O. Passo                            15                0.176%

Anthony W. Thompson                         10                0.117%

All officers, directors and                 25                0.293%
general partners as a group
(2 persons, including the
above)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

      The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1996. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                            Amount Paid from
       Form of Compensation                                                                 Formation through
          and Recipient                             Description of Payment                  December 31, 1996
---------------------------------    --------------------------------------------------     ------------------
Selling Commission and Due           Up to a maximum of 10% of gross proceeds, a                  $856,738
Diligence Reim-bursement (TMP        minimum of which was reallocated to participating
Capital Corp.)                       Soliciting Dealers (which included TMP Capital
                                     Corp.) from Units sold by them.  Up to an
                                     additional 0.5% paid to Soliciting Dealers (which
                                     included TMP Capital Corp.) for due diligence
                                     activities.

Reimbursement for Organizational     Organizational Expenses paid to the General                  $91,091
Expenses (General Partners)          Partners to reimburse them (without markup or
                                     profit) for organizational costs actually
                                     incurred such as advertising, mailing, printing
                                     costs, clerical expenses, legal and accounting
                                     fees.

Reimbursement for Property           The General Partners were reimbursed (without                $343,082
Expenses (General Partners)          markup or profit) for all out of pocket expenses
                                     directly related to the Properties, including the
                                     purchase price of Properties acquired prior to
                                     Partnership formation, out of pocket carrying
                                     costs of such Properties (such as interest and
                                     property taxes) including actual interest
                                     incurred on all funds advanced for the benefit of
                                     the Partnership, deposits, escrow extension
                                     payments, appraisal fees, expenses of feasibility
                                     and other studies performed by  third parties
                                     unaffiliated with the General Partners and
                                     similar expenses, but not including the General
                                     Partners' overhead, salaries, travel or like
                                     expenses.

Property Acquisition Fees (General   For services rendered in connection with the
Partners or an affiliate)            acquisition of the Properties acquired by the
                                     Partnership, the General Partners, or an
                                     affiliate, received acquisition compensation
                                     (either denominated as such, or as a real estate
                                     brokerage commission, or otherwise) in the
                                     following amounts:
                                              (i)      Acquisition fees:                          $475,000
                                              (ii)     Real estate brokerage                      $217,033
                                                       commissions

                                                                                            Amount Paid from
       Form of Compensation                                                                 Formation through
          and Recipient                             Description of Payment                  December 31, 1996
---------------------------------    --------------------------------------------------     ------------------
Partnership Management Fee           A Partnership Management Fee with respect to each            $81,473
(General Partners)                   Property until a Property is sold or improvement
                                     of the Property commences in an annual amount of
                                     1/4 of 1% (.225%) of the cost of the property,
                                     but not to exceed 2% of such cost in the
                                     aggregate.

Leasing and Property Management      For leasing an improved Property, or a portion                 $-0-
Fees (General Partners or an         thereof, a commission equal to 7% for the first
affiliate)                           year's rent (net lease) or 6% of the first year's
                                     rent (gross lease) decreasing to 2.5% (net lease)
                                     or 2% (gross lease) of the rent for years eleven
                                     through thirty.  Upon development of the
                                     Properties, or any of them, an amount up to 5% of
                                     the gross revenues of the Properties for
                                     supervision for the operation and maintenance of
                                     the Properties.  Such leasing and property
                                     management fees shall not exceed the competitive
                                     rates that would be charged by unaffiliated
                                     persons.

Interest in Partnership Allocation   1% interest in all Partnership allocations of Net            $24,040
of Each Material Item (General       Income, Net Loss and Distributions of
Partners)                            Distributable Cash from Operations and of Cash
                                     from Sale or refinancing of the Properties.

Subordinated Participation           A 15% interest in all Partnership allocations of               $-0-
(General Partners)                   Net Income and Distributions of Distributable
                                     Cash from Operations and of Cash from the Sale or
                                     Refinancing of the Properties subordinated to a
                                     return of all Limited Partners' Capital
                                     Contributions plus a cumulative, non-compounded
                                     return of 6% per annum on their Adjusted Capital
                                     Contributions.

Subordinated Real Estate             Real estate commissions with respect to the sale               $-0-
Commission (General Partners or an   of Properties which are equal to the lesser of:
Affiliate)                           (I) 3% of the gross sales price of a Properties;
                                     equal to one-half the normal and competitive rate
                                     charged by unaffiliated parties, but payment
                                     shall be subordinated to a return of all Limited
                                     Partners' Capital contributions, plus a
                                     cumulative, noncompounded return of 6% per annum
                                     on their Adjusted Capital Contributions.

      SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $56,738 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $91,091. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission on the sale are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

      Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides a built-in incentive for the General Partners to seek the optimum performance from the Partnership's Properties.

CONFLICTS OF INTEREST

      The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

      CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

      AVAILABILITY OF MANAGEMENT SERVICE. The Partnership will not have independent management, as it will rely on the General Partners and affiliates for all its management decisions. Other investment projects in which the General Partners and affiliates participate, either individually or as a general partner, real estate broker, or investment adviser, may compete with the Partnership for the time and resources of the General Partners and their affiliates. The General Partners will, therefore, have conflicts of interest in allocating management time, services, and functions among the Partnership and other existing partnerships and businesses, as well as any partnerships or business entitles which may be organized in the future. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects.

      INTERESTS IN OTHER ACTIVITIES. The General Partners, or any of their affiliates, may engage for their own account, or for the account of others, in other business ventures, whether real estate or otherwise, and neither the Partnership nor any Limited Partner shall be entitled to any interest therein solely by reason of any relationship with or to each other arising from the Partnership.

      RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm's-length negotiations.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1996

(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

      (3),(4) and (10.1)    Agreement of Limited Partnership and other material
                            agreements are incorporated by reference to Exhibits
                            (3),(4) and (10.1) to the Form 10 Registration
                            Statement, SEC File No. 0-19933 filed on March 19,
                            1992.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 1997

                        TMP INLAND EMPIRE IV, LTD.
                              A California Limited Partnership

                        By:  TMP INVESTMENTS INC., a California corporation
                              as co-General Partner


                              By:____________________________________________
                                    William O. Passo, President


                              By:_____________________________________________
                                    Anthony W. Thompson, Executive Vice
                                    President


                              By:______________________________________________
                                    Michael C. Sun, Chief Financial Officer


                        and by TMP Properties, a California General Partnership,
                             as co-General Partner


                              By:______________________________________________
                                    William O. Passo, General Partner


                              By:______________________________________________
                                    Scott E. McDaniel, General Partner


                              By:______________________________________________
                                    Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE IV, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1996 and 1995




                                Table of Contents





Independent Auditor's Report .......................................     1

Balance Sheets......................................................     2

Statements of Income................................................     3

Statements of Partners' Capital.....................................     4

Statements of Cash Flows............................................     5

Notes to Financial Statements.......................................   6-9

Supplementary Information........................................... 10-12

                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]



                          Independent Auditor's Report



To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.



/s/ Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
   An Accountancy Corporation

Santa Ana, California
January 23,  1997

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1996 and 1995


                                     Assets

                                                             1996                1995
                                                             ----                ----

Cash                                                      $    32,971        $    16,769

Investment in unimproved land, at lower of cost or
 fair value                                                 2,440,000          5,541,061

Organization costs (net of accumulated amortization
 of $11,215 in 1996 and $9,360 in 1995)                             0              1,855
                                                          -----------        -----------

  Total assets                                            $ 2,472,971        $ 5,559,685
                                                          ===========        ===========




                       Liabilities and Partners' Capital


Commissions payable                                       $    70,560        $    70,560

Property taxes payable                                         69,417             90,925

Due to affiliates                                                 405                  0

Franchise tax payable                                             800                800

Note payable                                                  190,000                  0
                                                          -----------        -----------

  Total liabilities                                           331,182            162,285
                                                          -----------        -----------


Partners' capital (deficit)
    General partners                                          (54,298)           (21,742)
    Limited partners; 8,500 equity units
     authorized and outstanding                             2,196,087          5,419,142
                                                          -----------        -----------

        Total partners' capital                             2,141,789          5,397,400
                                                          -----------        -----------

        Total liabilities and partners' capital           $ 2,472,971        $ 5,559,685
                                                          ===========        ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1996, 1995 and 1994




                                                    1996               1995               1994
                                                    ----               ----               ----
Income

  Sale of property                               $         0        $    23,000        $         0

  Cost of sale                                             0            (28,807)                 0
                                                 -----------        -----------        -----------

  Loss on sale of property                                 0             (5,807)                 0

  Interest income                                      1,239                473              1,329
                                                 -----------        -----------        -----------

    Total income or (loss)                             1,239             (5,334)             1,329
                                                 -----------        -----------        -----------


Expenses

  Decline in fair value of unimproved land         3,254,195            562,244                  0

  Amortization                                         1,855              2,200              2,200
                                                 -----------        -----------        -----------

    Total expenses                                 3,256,050            564,444              2,200
                                                 -----------        -----------        -----------

  Income or (loss) before income taxes            (3,254,811)          (569,778)              (871)

  State Franchise tax                                    800                800                800
                                                 -----------        -----------        -----------

  Net income or (loss)                           $(3,255,611)       $  (570,578)       $    (1,671)
                                                 ===========        ===========        ===========


Allocation of net income or (loss):

  General partners, in the aggregate             $   (32,556)       $    (5,706)       $       (17)
                                                 ===========        ===========        ===========

  Limited partners, in the aggregate             $(3,223,055)       $  (564,872)       $    (1,654)
                                                 ===========        ===========        ===========

  Limited partners, per equity unit              $   (379.18)       $    (66.46)       $      (.20)
                                                 ===========        ===========        ===========



             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994




                                    General            Limited
                                    Partners           Partners            Total
                                   -----------        -----------        -----------
Partners' capital (deficit),
 December 31, 1993                 $   (16,019)       $ 5,985,668        $ 5,969,649

Net (loss) for 1994                        (17)            (1,654)            (1,671)
                                   -----------        -----------        -----------

Partners' capital (deficit),
 December 31, 1994                     (16,036)         5,984,014          5,967,978

Net (loss) for 1995                     (5,706)          (564,872)          (570,578)
                                   -----------        -----------        -----------

Partners' capital (deficit)
 December 31, 1995                     (21,742)         5,419,142          5,397,400

Net (loss) for 1996                    (32,556)        (3,223,055)        (3,255,611)
                                   -----------        -----------        -----------

Partners' capital (deficit)
 December 31, 1996                 $   (54,298)       $ 2,196,087        $ 2,141,789
                                   ===========        ===========        ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                      1996               1995               1994
                                                                      ----               ----               ----

Cash flow from operating activities
   Net income or (loss)                                            $(3,255,611)       $  (570,578)       $    (1,671)
   Adjustments to reconcile net income or (loss)
    to net cash used in operating activities:
     Amortization                                                        1,855              2,200              2,200
     (Increase) or decrease in development costs of property                 0                 78             (5,349)
     (Increase) or decrease in carrying costs of property             (153,134)           (98,228)           (94,363)
     Loss on sale of property                                                0              5,807                  0
     Increase or (decrease) in property taxes payable                  (21,508)            64,321             26,604
     Increase or (decrease) in due to affiliates                           405               (622)               622
     Decline in fair value of unimproved land                        3,254,195            562,244                  0
                                                                   -----------        -----------        -----------

        Net cash (used in) operating activities                       (173,798)           (34,778)           (71,957)
                                                                   -----------        -----------        -----------

Cash flows from investing activities
   Proceeds from sale of properties                                          0             23,000                  0
                                                                   -----------        -----------        -----------

        Net cash provided by investing activities                            0             23,000                  0
                                                                   -----------        -----------        -----------

Cash flows from financing activities
   Proceeds from notes payable                                         190,000                  0                  0
                                                                   -----------        -----------        -----------

        Net cash provided by financing activities                      190,000                  0                  0
                                                                   -----------        -----------        -----------

Net increase or (decrease) in cash                                      16,202            (11,778)           (71,957)

Cash, beginning of year                                                 16,769             28,547            100,504
                                                                   -----------        -----------        -----------

Cash, end of year                                                  $    32,971        $    16,769        $    28,547
                                                                   ===========        ===========        ===========


Supplemental disclosures of cash flow information

   Income taxes paid                                               $       800        $       800        $       800
                                                                   ===========        ===========        ===========

   Interest paid                                                   $    20,837        $         0        $         0
                                                                   ===========        ===========        ===========


Other disclosures

   For the years ended December 31, 1996, 1995 and 1994, the Partnership did not enter into any non-cash investing or financing activities, nor did it have any short-term, highly liquid investments.

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 1 - Summary of significant accounting policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992.

         Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value (see Note 6). All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $928,614 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership was $800 for the years ended December 31, 1996 and 1995.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 2 - Organization of the Partnership

         On June 7, 1989, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1993, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. One parcel was sold in 1989, another parcel was sold in 1990, and a third parcel was sold in 1995.

         The partnership agreement provides for two types of investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.


Note 3 - Partners' contributions

         The Partnership offered for sale 8,500 units at $1,000 each to qualified investors. As of December 31, 1989, all 8,500 units had been sold for total limited partner contributions of $8,500,000. There have been no contributions made by the general partners. As described in
         Note 1, syndication costs have been recorded as a reduction in partners' capital.


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1996, 1995 or 1994.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994



Note 5 - Related party transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $850,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of approximately $365,000 paid in prior years to TMP Properties and TMP Investments, Inc., the general partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $12,245, $12,556 and $12,556 in partnership management fees to the general partners for the years ended December 31, 1996, 1995 and 1994. The Partnership was also charged $9,314, $8,260 and $10,112 during the years ended December 31, 1996, 1995 and 1994, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1996 the Partnership had a payable of $405 to the general partner and the affiliated company.

         At December 31, 1996 and 1995, $70,560 in sales commissions was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties in 1990 and 1989. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commissions is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Decline in the fair value of investment in unimproved land

         As of December 31, 1996 and 1995, the total carrying amount of the investment in unimproved land was reduced by $3,254,195 and $562,244, respectively. This reduction represents the decline in fair values, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 7 - Sale and related cost of property sold

         The following summarizes property sold in 1995:

                                                    Perris
                                                   2 Acres
                                                   -------

                    Sale Price                     $ 23,000
                                                   --------

                    Cost of parcel                   22,500

                    Acquisition fees                  1,935

                    Carrying costs                    4,372

                    Total costs                      28,807
                                                   --------
                    Loss on sale of property       $ (5,807)
                                                   ========


Note 8 - Notes payable

         During February 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note is due on February 1, 1999. Interest accrues at 12% per annum payable in monthly installments of $1,900 starting March 1, 1996. As of December 31, 1996, $20,837 of interest had been paid and capitalized to land carrying cost.

Note 9 - Property taxes payable

         Property taxes payable at December 31, 1996 are as follows:

                        1994                    $21,142
                        1995                     20,491
                        1996                     27,784
                                                -------
                                                $69,417
                                                =======


If the property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take the necessary action to prevent foreclosures.


                        See Independent Auditor's Report

                            Supplementary Information

                           TMP INLAND EMPIRE IV, LTD.

                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1996





          COLUMN A                  COLUMN B       COLUMN C                COLUMN D


                                                                     COSTS CAPITALIZED
                                                                         SUBSEQUENT
                                                                       TO ACQUISITION
                                                                  ------------------------
                                                    Initial                       Carrying
    Description of Assets          Encumbrances      Costs        Improvements     Costs
    ---------------------          ------------     -------       ------------    --------

Unimproved land - Perris, CA            -0-       $1,001,160            -0-       $118,809
Unimproved land - Riverside, CA         -0-          331,768            -0-        111,106
Unimproved land - Beaumont, CA          -0-          732,567        $1,772         112,308
Unimproved land - Beaumont, CA          -0-          821,842         3,577         109,197
Unimproved land - Victorville, CA       -0-          451,297            -0-         59,115
Unimproved land - Victorville, CA       -0-          769,718            -0-        121,121
Unimproved land - Victorville, CA       -0-        1,322,099            -0-        188,983
                                                  ----------        -------       --------

                                        -0-       $5,430,451        $5,349        $820,639
                                  =========       ==========        ======        ========




          COLUMN A                COLUMN E          COLUMN F      COLUMN G          COLUMN H    COLUMN I


                                    Gross
                                    amount
                                   at which                                                     Estimated
                                  Carried at      Accumulated      Date of            Date     Depreciable
    Description of Assets          Year-End       Depreciation   Construction       Acquired      Life
    ---------------------         ----------      -------------  ------------       --------   -----------

Unimproved land - Perris, CA       $1,119,969          -0-           n/a             6/23/89       n/a
Unimproved land - Riverside, CA       442,874          -0-           n/a             8/9/89        n/a
Unimproved land - Beaumont, CA        846,647          -0-           n/a             9/14/89       n/a
Unimproved land - Beaumont, CA        934,616          -0-           n/a             6/19/89       n/a
Unimproved land - Victorville, CA     510,412          -0-           n/a             8/17/89       n/a
Unimproved land - Victorville, CA     890,839          -0-           n/a             7/14/89       n/a
Unimproved land - Victorville, CA   1,511,082          -0-           n/a             8/10/89       n/a
                                   ----------

                                   $6,256,439          -0-
                                   ==========          ===



Reconciliation of carrying amount

Beginning balance                                 $6,103,305

Additions
  Acquisitions                    $     -0-
  Carrying costs                   153,134
                                  --------
  Total additions                                    153,134
                                                  ----------
                                                   6,256,439

Less allowance for decline
 in fair value                                    (3,816,439)
                                                  ----------

Ending balance                                    $2,440,000
                                                  ==========

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1995




          COLUMN A                   COLUMN B       COLUMN C               COLUMN D


                                                                      COSTS CAPITALIZED
                                                                          SUBSEQUENT
                                                                        TO ACQUISITION
                                                                   ------------------------
                                                     Initial                       Carrying
    Description of Assets           Encumbrances      Costs        Improvements     Costs
    ---------------------           ------------     -------       ------------    --------

Unimproved land - Perris, CA             -0-       $1,001,160            -0-      $  98,535
Unimproved land - Riverside, CA          -0-          331,768            -0-         87,858
Unimproved land - Beaumont, CA           -0-          732,567        $1,772          89,058
Unimproved land - Beaumont, CA           -0-          821,842         3,577          87,796
Unimproved land - Victorville, CA        -0-          451,297            -0-         49,935
Unimproved land - Victorville, CA        -0-          769,718            -0-        102,420
Unimproved land - Victorville, CA        -0-        1,322,099            -0-        151,903
                                                   ----------        -------       --------

                                         -0-       $5,430,451        $5,349        $667,505
                                    ========       ==========        ======        ========



          COLUMN A                   COLUMN E       COLUMN F     COLUMN G         COLUMN H     COLUMN I


                                     Gross
                                     amount
                                    at which                                                     Estimated
                                   Carried at      Accumulated      Date of            Date     Depreciable
    Description of Assets           Year-End      Depreciation   Construction       Acquired      Life
    ---------------------          ----------     -------------  ------------       --------   -----------

Unimproved land - Perris, CA       $1,099,695          -0-           n/a             6/23/89       n/a
Unimproved land - Riverside, CA       419,626          -0-           n/a             8/9/89        n/a
Unimproved land - Beaumont, CA        823,397          -0-           n/a             9/14/89       n/a
Unimproved land - Beaumont, CA        913,215          -0-           n/a             6/19/89       n/a
Unimproved land - Victorville, CA     501,232          -0-           n/a             8/17/89       n/a
Unimproved land - Victorville, CA     872,138          -0-           n/a             7/14/89       n/a
Unimproved land - Victorville, CA   1,474,002          -0-           n/a             8/10/89       n/a
                                    ---------          ---

                                   $6,103,305          -0-
                                    =========          ===


Reconciliation of carrying amount

 Beginning balance                                 $6,033,962

 Additions
   Carrying costs                    98,228
                                    -------
   Total additions                                     98,228
                                                   ----------

 Deductions
   Initial costs                    (24,435)
   Carrying costs                    (4,372)
   Reduction in development costs       (78)
                                    -------

                                                      (28,885)
                                                   ----------
                                                    6,103,305
 Less allowance for decline
  in fair value                                      (562,244)
                                                   ----------

 Ending balance                                    $5,541,061
                                                   ==========

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1994



          COLUMN A                   COLUMN B       COLUMN C               COLUMN D


                                                                     COSTS CAPITALIZED
                                                                         SUBSEQUENT
                                                                       TO ACQUISITION
                                                                  ------------------------
                                                    Initial                       Carrying
    Description of Assets          Encumbrances      Costs        Improvements     Costs
    ---------------------          ------------     -------       ------------    --------

Unimproved land - Perris, CA            -0-       $1,001,160            -0-       $ 86,168
Unimproved land - Riverside, CA         -0-          331,768            -0-         64,956
Unimproved land - Beaumont, CA          -0-          732,567        $1,772          75,720
Unimproved land - Beaumont, CA          -0-          821,842         3,577          74,542
Unimproved land - Victorville, CA       -0-          451,297            -0-         45,695
Unimproved land - Victorville, CA       -0-          769,718            -0-         93,373
Unimproved land - Victorville, CA       -0-        1,322,099            -0-        129,124
Unimproved land - Perris, CA            -0-           24,435            -0-          4,149
                                        ---       ----------        -------       --------

                                        -0-       $5,454,886        $5,349        $573,727
                                   ========       ==========        ======        ========



          COLUMN A                   COLUMN E         COLUMN F       COLUMN G        COLUMN H      COLUMN I


                                      Gross
                                      amount
                                     at which                                                     Estimated
                                    Carried at      Accumulated      Date of            Date     Depreciable
    Description of Assets            Year-End       Depreciation   Construction       Acquired      Life
    ---------------------           ----------      -------------  ------------       --------   -----------

Unimproved land - Perris, CA         $1,087,328          -0-           n/a             6/23/89       n/a
Unimproved land - Riverside, CA         396,724          -0-           n/a             8/9/89        n/a
Unimproved land - Beaumont, CA          810,059          -0-           n/a             9/14/89       n/a
Unimproved land - Beaumont, CA          899,961          -0-           n/a             6/19/89       n/a
Unimproved land - Victorville, CA       496,992          -0-           n/a             8/17/89       n/a
Unimproved land - Victorville, CA       863,091          -0-           n/a             7/14/89       n/a
Unimproved land - Victorville, CA     1,451,223          -0-           n/a             8/10/89       n/a
Unimproved land - Perris, CA             28,584          -0-           n/a             12/5/89       n/a
                                      ---------          ---

                                     $6,033,962          -0-
                                      =========          ===


Reconciliation of carrying amount


Beginning balance                                 $5,934,250

Additions
  Development costs                $ 5,349
  Carrying costs                    94,363
                                   -------

  Total additions                                     99,712
                                                  ----------

Ending balance                                    $6,033,962
                                                  ==========

                                      -12-