Form 10-Q
period 1997-03-31
TMP INLAND EMPIRE IV LTD
filed 1997-05-15
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997


                           Commission File No. 0-19933


                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                   33-0341829
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


801 North Parkcenter Drive, Suite 235                         92705
Santa Ana, California                                       (Zip Code)
(Address of principal executive office)

                                                      (714) 836-5503
              (Registrant's telephone number, including area code)

                                                  ----------------------

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

Balance Sheets as of March 31, 1997 and December 31, 1996

Statements of Income for the Three Months ended March 31, 1997 and 1996

Statements of Cash Flows for the Three Months ended March 31, 1997, and 1996


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership

                                 Balance Sheets


                                                    March 31,     December 31,
                                                      1997             1996
                                                   -----------      -----------
Assets

Cash                                               $    21,874      $    32,971
Accounts Receivable                                          -                -
Investment in Unimproved Land
(Note 1)                                           $ 2,483,887      $ 2,440,000
Prepaid Expense                                              -                -
Organization Costs, Net (Note 1)                             -                -

         Total Assets                              $ 2,505,761      $ 2,472,971

Liabilities and Partners' Capital

Accounts Payable and
   Accrued Liabilites                              $     1,900      $       800
Due to Affiliates                                  $    13,527      $       405
Property Taxes Payable                             $    87,764      $    69,417
Notes Payable (Note 3)                             $   190,000      $   190,000
Commission Payable (Note 4)                        $    70,560      $    70,560

         Total Liabilities                         $   363,751      $   331,182

Partners' capital

         General Partners                          $   (54,294)     ($   54,298)
         Limited Partners; 8,500 equity
         units authorized and outstanding          $ 2,196,304      $ 2,196,087

         Total Partners' Capital                   $ 2,142,010      $ 2,141,789

Total Liabilities and Partners' Capital            $ 2,505,761      $ 2,472,971

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                              Statements of Income


                                                       Three Months Ended March 31,
                                                             1997          1996
Land Sales                                                   $  0         $   0

Cost of Land Sales                                           $  0         $   0

  Gross Profit                                               $  0         $   0

Interest and Other Income                                    $221         $ 381

General and Admin. Expense                                   $  0         $   0

Amortization                                                 $  0         $ 550

  Net Income (Loss)                                          $221         ($169)

Allocation of Net Income (Loss) (Note 2)

     General Partners                                        $  2         ($  2)

     Limited Partners                                        $219         ($167)

     Limited Partners, per unit                              $0.03        ($0.02)

                                 TMP INLAND EMPIRE IV, LTD.
                              a California Limited Partnership


                                  Statement of Cash Flows

                                                                                Three Months Ended March 31,
                                                                                     1997           1996
Net Income (Loss)                                                                  $    221      $    (169)

Cash Flow from operating activities Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of organization costs                                                        -            550

(Increase) in investment in unimproved land                                         (41,987)       (75,762)

(Increase) Decrease in Receivables                                                        -              -

(Increase) Decrease in Prepaid Expense                                                    -        (17,100)

Increase (Decrease) in Accounts Payable
   and Accrued Liabilites                                                            30,669        (12,430)

Decline in fair value of unimproved land                                                  -              -

Net Cash provided by (used in)
   Operating Activities                                                            $(11,097)     $(104,911)


Cash Flow from Financing Activities
   Increase in Notes Payable                                                              -      $ 190,000

Net Cash provided by Financing Activities                                                 -      $ 190,000


Net Increase (Decrease) in Cash                                                    $(11,097)     $  85,089

Cash, Beginning of Period                                                          $ 32,971      $  16,769

Cash, End of Period                                                                $ 21,874      $ 101,858



Supplemental disclosures of cash flow information:

Income taxes paid                                                                         -              -
Interest paid                                                                             -              -

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


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

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Payable

As of March 31, 1997 and 1996, the Partnership had a note payable secured by Partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999.


NOTE 4 - Commissions Payable

As of March 31, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1997


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three months ended March 31, 1997 and 1996 consisted primarily of interest income. There were no properties sold during the first quarter of 1997 or 1996.

During the three months ended March 31, 1997, operating activities used approximately $11,000 of cash. Operating activities for the three months ended March 31, 1996 used approximately $105,000 of cash. The bulk of that resulted from accrued but unpaid property taxes. Financing activites provided $190,000 from a note secured by Partnership land.

The Partnership had seven properties as of March 31, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months. Management may attempt to sell one or more parcels of land to generate cash, or in the alternative, seek to procure a loan secured by Partnership land. Management may also choose to withhold payment of certain expenses such as property taxes and expense reimbursements to the general partner.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 1997


                          TMP INLAND EMPIRE IV, LTD.
                          a California Limited Partnership


                           By:   TMP Investments, Inc., as General Partner


                                 By:  \s\ William O. Passo
                                    -----------------------------------------
                                       William O. Passo, President


                                 BY:    \s\ Anthony W. Thompson
                                    -----------------------------------------
                                       Anthony W. Thompson, Exec. V.P.

                                 BY:     \s\ Michael Sun
                                    -----------------------------------------
                                       Michael Sun, Chief Financial Officer

                           By:   TMP Properties, a California General
                                       Partnership as General Partner

                                 BY:  \s\ William O. Passo
                                    -----------------------------------------
                                          William O. Passo, General Partner

                                 BY: \s\ Anthony W. Thompson
                                    -----------------------------------------
                                         Anthony W. Thompson, General Partner

                                 BY:  \s\ Scott E. McDaniel
                                    -----------------------------------------
                                         Scott E. McDaniel