Form 10-Q
period 1997-06-30
TMP INLAND EMPIRE IV LTD
filed 1997-08-14
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                  for the Quarterly Period ended June 30, 1997

                             ----------------------

                           Commission File No. 0-19933

                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                      33-0341829
(State or other jurisdiction                  I.R.S.Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235                         92705
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

Balance Sheets as of June 30, 1997 and December 31, 1996, Statements of Income for the three and six months ended June 30, 1997 and 1996, Statements of Cash Flows for the six months ended June 30, 1997, and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership

                                 Balance Sheets


                                               June 30, 1997     December 31, 1996
Assets

Cash                                            $    95,378        $    32,971
Accounts Receivable                                     300                  0
Investment in Unimproved Land
(Note 1)                                          2,275,102          2,440,000
Prepaid Expense                                           0                  0
Organizational Costs, Net (Note 1)                        0                  0


         Total Assets                             2,370,780          2,472,971
                                                ===========        ===========

Liabilities and Partners Capital

Accounts Payable and
     Accrued Liabilities                                  0                800
Due to Affiliates                                       176                405
Property Taxes Payable                               85,495             69,417
Notes Payable (Note 3)                              190,000            190,000
Commission Payable (Note 4)                          70,560             70,560

         Total Liabilities                          346,231            331,182

Partners' capital

         General Partners                           (55,469)           (54,298)
         Limited Partners 7,250 eq                2,080,018          2,196,087
         units authorized and outstanding

         Total Partners Capital                   2,024,549          2,141,789

Total Liab. and Partners Capital                $ 2,370,780        $ 2,472,971
                                                ===========        ===========

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                              Statements of Income


                                        Three Months Ended             Six Months Ended
                                       June 30        June 30       June 30          June 30
                                        1997           1996           1997            1996
Land Sales                            $ 127,000        $   0        $ 127,000        $     0
  Cost of Land Sales                    244,955            0          244,955              0

         Gross Loss                    (117,955)           0         (117,955)             0

  Interest and Other Income                 493           82              714            707


  Gross (Income) Loss                  (117,462)          82         (117,241)           707

General & Admin. Expense                      0          183                0          1,100

Net Loss                              $(117,462)       $(101)       $(117,241)       $  (393)


Allocation of Net Income (Loss) (Note 2):

General Partners                         (1,174)          (1)          (1,172)            (4)

         Limited Partners              (116,288)        (100)        (116,069)          (389)

         Limited P., per unit               (16)        (.02)             (16)          (.05)

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership


                             Statement of Cash Flows


                                                    Six Months Ended June 30,
                                                     1997             1996
Net Income (Loss)                                  $(117,241)       $    (393)

Non-cash adjustments:
  Amortization of organization costs                       0            1,101
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Increase in Receivables                               (300)            (100)
  Decrease in Prepaid Expense                              0          (11,400)
  Increase (Decrease) in Accounts Payable
         and Accrued Liabilities                      15,278          (50,496)
Net Cash provided by (used in)
         Operating Activities                       (102,491)         (61,288)


  Investment in Land                                 164,898          (99,591)
Net Cash provided by
(used in) Investing Activities                       164,898          (99,591)


  Increase in Notes Payable                                0          190,000

Net Cash provided by Financing Activities                  0          190,000

Net Increase in Cash                                  62,407           29,121

Cash, Beginning of Period                             32,971           16,770

         Cash, End of Period                       $  95,378        $  45,891
                                                   =========        =========

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                For the Three and Six Months Ended June 30, 1997
                                   (Unaudited)


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Payable

As of June 30, 1997 and 1996, the Partnership had a note payable secured by Partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999.


NOTE 4 - Commissions Payable

As of June 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                For the Three and Six Months Ended June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1996 consisted primarily of interest income. There were no properties sold during the first two quarters in 1996. Partnership revenues during the three and six month periods ended June 30, 1997 consisted primarily of the sale of property and interest income. There was one property sold during the second quarter of 1997.

Operating activities for the six months ended June 30, 1997 used approximately $102,000 of cash, mostly from the sale of a parcel of land at a loss. Operating activities for the six months ended June 30, 1996 used approximately $61,000 of cash - the bulk of that resulted in the payment of previously accrued property taxes. Investing Activities used approximately $165,000 and $100,000 for the six months ended June 30, 1997 and 1996 respectively, mostly for carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1996 provided $190,000 from a note secured by Partnership land.

The Partnership had six properties as of June 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

Date:  August 8, 1997

                                   TMP INLAND EMPIRE IV, LTD.
                                   a California Limited Partnership


                                   By: TMP Investments, Inc., as General Partner

                                       By:  /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                           William O. Passo, President

                                       By:  /s/ ANTHONY W. THOMPSON
                                           -------------------------------------
                                           Anthony W. Thompson, Exec. V.P.

                                       By:  /s/ MICHAEL SUN
                                           -------------------------------------
                                           Michael Sun, Chief Financial Officer

                                       By: TMP Properties, a California General
                                           Partnership as General Partner

                                       By:  /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                            William O. Passo, General Partner

                                       By:  /s/ ANTHONY W. THOMPSON
                                           -------------------------------------
                                            Anthony W. Thompson, General Partner

                                       By:  /s/ SCOTT E. MCDANIEL
                                           -------------------------------------
                                           Scott E. McDaniel