Form 10-Q
period 1997-09-30
TMP INLAND EMPIRE IV LTD
filed 1997-12-02
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                for the Quarterly Period ended September 30, 1997
                             ----------------------

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

Balance Sheets as of September 30, 1997 and December 31, 1996, Statements of Income for the three and nine months ended September 30, 1997 and 1996, Statements of Cash Flows for the nine months ended September 30, 1997, and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                     September 30,      December 31,
                                                          1997             1996
                                                      -----------      -----------
Assets

Cash                                                  $    93,570      $    32,971
Investment In Unimproved Land                           2,301,340        2,440,000
                                                      -----------      -----------

                 Total Assets                         $ 2,394,910      $ 2,472,971
                                                      ===========      ===========

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                                           $     1,900      $        --
Due to Affiliates                                             400              405
Property Taxes Payable                                    105,532           69,417
Notes Payable (Note 3)                                    190,000          190,000
Commission Payable (Note 4)                                70,560           70,560
Franchise Tax Payable                                           0              800
                                                      -----------      -----------

                 Total Liabilities                        368,392          331,182

Partners' Capital

                 General Partners                         (54,296)         (54,298)
                 Limited Partners 8,500 equity
                 units authorized and outstanding       2,080,814        2,196,087
                                                      -----------      -----------

                 Total Partners Capital                 2,026,518        2,141,789

Total Liabilities and                                 $ 2,394,910      $ 2,472,971
                                                      ===========      ===========
Partners' Capital

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)



                                           Three Months Ended             Nine Months Ended
                                        ------------------------      ------------------------
                                         Sept 30        Sept 30         Sept 30       Sept 30
                                          1997           1996            1997          1996
                                        ---------      ---------      ---------      ---------
Land Sales                              $       0      $       0      $ 127,000      $       0

Cost of Land Sales                      $  (1,400)     $       0      $ 243,555      $       0
                                        ------------------------      ------------------------

         Gross Profit                   $   1,400      $       0      $(116,555)     $       0

Interest and Other Income               $     569      $     267      $   1,283      $     975
                                        ------------------------      ------------------------

Amortization                            $       0      $     554      $       0      $   1,654
                                        ------------------------      ------------------------

         Net Income                     $   1,969      $    (287)     $(115,272)     $    (679)
                                        ------------------------      ------------------------

Allocation of Net Income (Loss)
(Note 2)

         General Partners               $      20      $      (3)     $  (1,153)     $      (7)

         Limited Partners               $   1,949      $    (284)     $(114,119)     $    (672)

         Limited Partners. per unit     $    0.23      $   (0.03)     $  (13.43)     $   (0.08)

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)



                                                         Nine Months          Nine Months
                                                            Ended                Ended
                                                        Sept 30, 1997        Sept 30, 1996
Operating Activities:

Net Income (Loss)                                          $(115,272)          $    (679)

          Amortization                                             0               1,654
          Increase (Decrease) in Receivables                       0                 (50)
          Increase (Decrease) in Prepaid Expense                   0              (5,700)
          Increase (Decrease) in Accounts Payable
                  and Accrued Liabilities                      1,895                (603)
          Increase (Decrease) in Taxes Payable                35,316             (64,933)

                  Net Cash Provided by (Used In)
                  Operating Activities                       (78,061)            (70,311)

Investing Activities:
          Net Cash Provided by (Used In)
          Investing Activities                               138,660             (92,137)

Financing Activities
          Net Cash Provided by (Used In)                           0             190,000
          Financing Activities

Increase (Decrease) In Cash                                $  60,599           $  27,552
                                                           ---------           ---------

Beginning Cash                                             $  32,971           $  16,769

Ending Cash                                                $  93,570           $  44,321
                                                           ---------           ---------

                    TMP INLAND EMPIRE IV, LTD
                 a California Limited Partnership
                 Notes to the Financial Statements
          For the Nine Months Ended September 30, 1997
                          (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire IV, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992. These organization costs have been completely amortized as of 1996.

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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Note Payable

As of September 30, 1997 and 1996, the Partnership had a note payable secured by Partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999.


NOTE 4 - Commissions Payable

As of September 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.


NOTE 5 - Property Taxes Payable

Property taxes payable as of September 30, 1997 is as follows:

 1995                              $ 42,365
 1996                                27,711
 1997                                35,456
                                   --------
Total                              $105,532


If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary steps to prevent foreclosures.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                  For the Nine Months Ended September 30, 1997


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996 consisted primarily of interest income. There were no properties sold during the first three quarters of 1996. Partnership revenues during the nine month period ended September 30, 1997 consisted primarily of the sale of property and interest income. The property sale occurred during the second quarter of 1997.

Operating activities for the nine months ended September 30, 1997 used approximately $78,000 of cash, mainly from the sale of a parcel of land at a loss. Operating activities for the nine months ended September 30, 1996 used approximately $70,000 of cash - the bulk of that resulted in the payment of previously accrued property taxes. Investing Activities provided approximately $139,000 for the nine months ended September 30, 1997, mainly from the sale of property. The Partnership used approximately $92,000 for the nine months ended September 30, 1996, mainly for carrying costs of the land held for investment. Financing activities for the nine months ended September 30, 1996 provided $190,000 from a note secured by Partnership land.

The Partnership had six properties as of September 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.

Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 18, 1997

                                TMP INLAND EMPIRE IV, LTD.
                                a California Limited Partnership


                                By:  TMP Investments, Inc., as General Partner

                                     By:    \s\ William O. Passo
                                        ---------------------------------------
                                            William O. Passo, President

                                     By:    \s\ Anthony W. Thompson
                                        ---------------------------------------
                                            Anthony W. Thompson, Exec. V.P.


                                     By:  TMP Properties, a California General
                                          Partnership as General Partner

                                     By:    \s\ William O. Passo
                                        ---------------------------------------
                                            William O. Passo, General Partner

                                     By:    \s\ Anthony W. Thompson
                                        ---------------------------------------
                                            Anthony W. Thompson, General Partner


                                     By:    \s\ Scott E. McDaniel
                                        ---------------------------------------
                                            Scott E. McDaniel