Form 10-K
period 1997-12-31
TMP INLAND EMPIRE IV LTD
filed 1998-03-30
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
               For the transition from _________to____________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                                     PART I


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

        TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership electing, by unanimous consent, one or more new General Partners to continue the Partnership's

        2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

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

        5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death or dissolution of the sole remaining General Partner;

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner, or

        7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

        The Partnership owns or has owned the following properties:

                      Date          Purchase       Date          Sales
Property              Purchased     Price          Sold          Price
--------              ---------     -----          ----          -----
Beaumont 320**        06-19-89      $  625,000        *               *
                      09-14-89      $  720,000        *               *
Victorville 10        08-15-89      $  420,000     05-08-97      $  127,000
Victorville 17        07-20-89      $  700,000        *               *
Victorville 25        08-10-89      $1,202,000        *               *
Oleander 10           08-09-89      $  295,000        *               *
Elsinore 36.79**      07-10-89      $  360,000     10-06-89      $1,152,000
                      07-28-89      $  369,000     10-06-89          ***
Perris 6.44           06-20-89      $  930,000        *               *
Perris 77             10-31-89      $  750,000     02-28-90      $1,200,000
Perris 1.93           12-05-89      $   22,500     02-14-95      $   23,000

----------

* These Properties were still owned by the Partnership as of December 31, 1997.
** Beaumont 320 and Elsinore 36.79 were each acquired in two separate parcels.
*** The two parcels comprising Elsinore 36.79 were sold together for a total sales price of $1,152,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        As of December 31, 1997, there were approximately 812 holders of Limited Partnership units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1997, 1996, or 1995.

CASH DISTRIBUTIONS

        No cash distributions were made during the years ended December 31, 1997, 1996, or 1995.

        A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in
Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1997, 1996, 1995, 1994, or 1993, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)

                                    1997          1996           1995          1994         1993
                                    ----          ----           ----          ----         ----
Income from Sale of Property     $  127,000                   $   23,000
Less cost of Property sold         (196,491)                     (28,807)
                                                              ----------
Gross (loss)                                                      (5,807)
Interest Income                       2,325    $     1,239           473    $    1,329    $    4,921
Other income                             49
                                 ----------
Total income (loss)              $1,674,392          1,239    $   (5,334)   $    1,329         4,921
                                 ==========    -----------    ----------    ==========    ==========
Net income (loss)                $1,673,592    $(3,255,611)   $ (570,578)   $   (1,671)   $    1,921
                                 ==========    -----------    ----------    ==========    ==========
Net income (loss) per Unit*      $   194.92        (379.18)       (66.46)         (.20)   $      .23
                                 ----------    -----------    ----------    ----------    ----------
Cash distribution per Unit*      $             $              $             $             $
                                 ==========    ===========    ==========    ==========    ==========
Total assets                     $4,203,651    $ 2,472,971    $5,559,685    $6,066,564    $6,041,009
                                 ==========    -----------    ----------    ==========    ==========

----------
* (Based on 8,500 Units outstanding at December 31, 1997, 1996, 1995, 1994, and 1993.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one Property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one Property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996 and 1995, the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market. However, in 1997 the partnership experienced a gain and recovered much of the prior years' write-downs. This appreciation is due mainly to favorable market conditions in the California real estate market.

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

        The Partnership does not intend to acquire any additional Properties. The remaining five Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

        The General Partners intend to meet currently anticipated cash requirements by first using cash proceeds from a loan on hand; second, funds from interest income; third, the sale of properties; and fourth, proceeds from a loan secured by property.

        The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California is currently recovering from a significant economic recession that had substantially eroded the value of all real estate in the area.

        Lower home and commercial property prices have driven down the value of vacant land, and in many instances made new development financially unfeasible. This has made it difficult to sell the Partnership land at anything but liquidation prices. The general partners expect the economic recovery in this region to be slow, and believe there are insufficient funds available to meet anticipated cash requirements for the next 12 months. Management intends to attempt to procure a loan for the Partnership secured by Partnership land; or, in the alternative, to withhold payment of certain Partnership expenses such as property taxes. In February 1996, the partnership procured a $190,000 loan secured by Partnership land.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

                                                                                      Page No.
                                                                                      --------
        For the fiscal years ended December 31, 1997, 1996 and 1995:

               Independent Auditor's Report                                            FS-1

               Balance Sheets as of December 31, 1997 and 1996                         FS-2

               Statement of Income for the years ended December 31, 1997, 1996
               and 1995                                                                FS-3

               Statement of Partners Capital for the years ended
               December 31, 1997, 1996, 1995 and 1994                                  FS-4

               Statements of Cash Flow for the years ended December 31,
               1997, 1996 and 1995                                                     FS-5

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1997 and 1996, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.

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

        WILLIAM O. PASSO, 56, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

        SCOTT E. MCDANIEL, 51, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.


ITEM 11. EXECUTIVE COMPENSATION

        During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1997, the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which $12,245 was paid in the year ended December 31, 1997. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1997, the Partnership had 8,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

        The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1997. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                          Amount Paid from
 Form of Compensation                                                     Formation through
    and Recipient                    Description of  Payment              December 31, 1997
    -------------                    -----------------------              -----------------
Selling Commission and         Up to a maximum of 10% of gross                 $856,738
Due Diligence Reimbursement    proceeds, a minimum of which was
(TMP Capital Corp.)            reallocated to participating Soliciting
                               Dealers (which included TMP Capital
                               Corp.) from Units sold by them. Up to
                               an additional 0.5% paid to Soliciting
                               Dealers (which included TMP Capital
                               Corp.) for due diligence activities.

Reimbursement for              Organizational Expenses paid to the              $91,091
Organizational Expenses        General Partners to reimburse them
(General Partners)             (without markup or profit) for
                               organizational costs actually incurred
                               such as advertising, mailing, printing
                               costs, clerical expenses, legal and
                               accounting fees.

Reimbursement for Property     The General Partners were reimbursed            $343,082
Expenses (General Partners)    (without markup or profit) for all out
                               of pocket expenses directly related to
                               the Properties, including the purchase
                               price of Properties acquired prior to
                               Partnership formation, out of pocket
                               carrying costs of such Properties (such as
                               interest and property taxes) including actual
                               interest incurred on all funds advanced for the
                               benefit of the Partnership, deposits, escrow
                               extension payments, appraisal fees, expenses of
                               feasibility and other studies performed by third
                               parties unaffiliated with the General Partners
                               and similar expenses, but not including the
                               General Partners' overhead, salaries, travel or
                               like expenses.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                          Amount Paid from
 Form of Compensation                                                     Formation through
    and Recipient                    Description of  Payment              December 31, 1997
    -------------                    -----------------------              -----------------
Property Acquisition Fees      For services rendered in connection
(General Partners or an        with the acquisition of the Properties
affiliate)                     acquired by the Partnership, the
                               General Partners, or an affiliate,
                               received acquisition compensation
                               (either denominated as such, or as a
                               real estate brokerage commission, or
                               otherwise) in the following amounts:
                                       (i)    Acquisition fees:                $475,000
                                       (ii)   Real estate brokerage            $217,033
                                              commission

Partnership Management Fee     A Partnership Management Fee with                $93,718
(General Partners)             respect to each Property until a
                               Property is sold or improvement of the
                               Property commences in an annual amount
                               of 1/4 of 1% (.225%) of the cost of the
                               property, but not to exceed 2% of such
                               cost in the aggregate.

Leasing and Property           For leasing an improved Property, or a            $-0-
Management Fees (General       portion thereof, a commission equal to
Partners or an affiliate)      7% for the first year's rent (net
                               lease) or 6% of the first year's rent
                               (gross lease) decreasing to 2.5% (net
                               lease) or 2% (gross lease) of the rent
                               for years eleven through thirty. Upon
                               development of the Properties, or any
                               of them, an amount up to 5% of the
                               gross revenues of the Properties for
                               supervision for the operation and
                               maintenance of the Properties. Such
                               leasing and property management fees
                               shall not exceed the competitive rates
                               that would be charged by unaffiliated
                               persons.

Interest in Partnership        1% interest in all Partnership                   $24,040
Allocation of Each Material    allocations of Net Income, Net Loss and
Item (General Partners)        Distributions of Distributable Cash
                               from Operations and of Cash from Sale
                               or refinancing of the Properties.

                                                                          Amount Paid from
 Form of Compensation                                                     Formation through
    and Recipient                    Description of  Payment              December 31, 1997
    -------------                    -----------------------              -----------------
Subordinated Participation     A 15% interest in all Partnership                 $-0-
(General Partners)             allocations of Net Income and
                               Distributions of Distributable Cash
                               from Operations and of Cash from the
                               Sale or Refinancing of the Properties
                               subordinated to a return of all Limited
                               Partners' Capital Contributions plus a
                               cumulative, non-compounded return of 6%
                               per annum on their Adjusted Capital
                               Contributions.

Subordinated Real Estate       Real estate commissions with respect to           $-0-
Commission (General Partners   the sale of Properties which are equal
or an Affiliate)               to the lesser of:  (I) 3% of the gross
                               sales price of a Properties; equal to
                               one-half the normal and competitive
                               rate charged by unaffiliated parties,
                               but payment shall be subordinated to a
                               return of all Limited Partners' Capital
                               contributions, plus a cumulative,
                               noncompounded return of 6% per annum on
                               their Adjusted Capital Contributions.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1997

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

                        27     Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998

                             TMP INLAND EMPIRE IV, LTD.
                                    A California Limited Partnership

                             By:  TMP INVESTMENTS INC., a California corporation
                                    as  co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, President


                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson,
                                        Executive Vice President


                                    By:    /s/  RICHARD T. HUTTON, JR.
                                        ----------------------------------------
                                        Richard T. Hutton, Jr.,  Controller




                             and by TMP Properties, a California General
                                    Partnership, as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, General Partner



                                    By:    /s/  SCOTT E. MCDANIEL
                                        ----------------------------------------
                                        Scott E. McDaniel, General Partner



                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE IV, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1997 and 1996



                                Table of Contents

Independent Auditor's Report............................................   1

Balance Sheets..........................................................   2

Statements of Income....................................................   3

Statements of Partners' Capital.........................................   4

Statements of Cash Flows................................................   5

Notes to Financial Statements...........................................  6-9

Supplementary Information............................................... 10-12

                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
                An Accountancy Corporation

Santa Ana, California
January 26, 1998

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996


                                     Assets
                                     ------

                                                    1997           1996
                                                -----------    -----------
Cash                                            $    75,651    $    32,971

Investment in unimproved land,
 at lower of cost or fair value                   4,128,000      2,440,000
                                                -----------    -----------

      Total assets                              $ 4,203,651    $ 2,472,971
                                                ===========    ===========

                     Liabilities and Partners' Capital
                     ---------------------------------

Commissions payable                             $    70,560    $    70,560

Interest Payable                                      1,900              0

Property taxes payable                              124,047         69,417

Due to affiliates                                       963            405

Franchise tax payable                                   800            800

Note payable                                        190,000        190,000
                                                -----------    -----------

      Total liabilities                             388,270        331,182
                                                -----------    -----------

Partners' capital (deficit)
   General partners                                 (37,562)       (54,298)
   Limited partners; 8,500 equity units
      authorized and outstanding                  3,852,943      2,196,087
                                                -----------    -----------

      Total partners' capital                     3,815,381      2,141,789
                                                -----------    -----------

      Total liabilities and partners' capital   $ 4,203,651    $ 2,472,971
                                                ===========    ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995


                                                 1997           1996            1995
                                              -----------    -----------    -----------
Income

   Sale of property                           $   127,000    $         0    $    23,000

   Cost of sales                                 (196,491)             0        (28,807)
                                              -----------    -----------    -----------

   Loss on sale of property                       (69,491)             0         (5,807)

   Appreciation in fair value of
      unimproved land                           1,741,509    $         0    $         0

   Interest income                                  2,325          1,239            473

   Other                                               49              0              0
                                              -----------    -----------    -----------

      Total income or (loss)                    1,674,392          1,239         (5,334)
                                              -----------    -----------    -----------

Expenses

   Decline in fair value of unimproved land             0      3,254,195        562,244

   Amortization                                         0          1,855          2,200
                                              -----------    -----------    -----------

      Total expenses                                    0      3,256,050        564,444
                                              -----------    -----------    -----------

   Income or (loss) before income taxes         1,674,392     (3,254,811)      (569,778)

   State Franchise tax                                800            800            800
                                              -----------    -----------    -----------

      Net income or (loss)                    $ 1,673,592    $(3,255,611)   $  (570,578)
                                              ===========    ===========    ===========

Allocation of net income or (loss):

   General partners, in the aggregate         $    16,736    $   (32,556)   $    (5,706)
                                              ===========    ===========    ===========

   Limited partners, in the aggregate         $ 1,656,856    $(3,223,055)   $  (564,872)
                                              ===========    ===========    ===========

   Limited partners, per equity unit          $    194.92    $   (379.18)   $    (66.46)
                                              ===========    ===========    ===========



             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995


                                   General         Limited
                                  Partners         Partners           Total
                                 -----------      -----------      -----------
Partners' capital (deficit),
   December 31, 1994             $   (16,036)     $ 5,984,014      $ 5,967,978

Net (loss) for 1995                   (5,706)        (564,872)        (570,578)
                                 -----------      -----------      -----------

Partners' capital (deficit),
   December 31, 1995                 (21,742)       5,419,142        5,397,400

Net (loss) for 1996                  (32,556)      (3,223,055)      (3,255,611)
                                 -----------      -----------      -----------

Partners' capital (deficit)
   December 31, 1996                 (54,298)       2,196,087        2,141,789

Net income for 1997                   16,736        1,656,856        1,673,592
                                 -----------      -----------      -----------

Partners' capital (deficit)
   December 31, 1997             $   (37,562)     $ 3,852,943      $ 3,815,381
                                 ===========      ===========      ===========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                 1997            1996             1995
                                                                 ----            ----             ----
Cash flow from operating activities
  Net income or (loss)                                        $ 1,673,592    $(3,255,611)   $  (570,578)
  Adjustments to reconcile net income or (loss)
   to net cash used in operating activities:
    Amortization                                                        0          1,855          2,200
    (Increase) or decrease in development costs of property             0              0             78
    Increase in carrying costs of property                       (142,981)      (153,134)       (98,228)
    Loss on sale of property                                       69,491              0          5,807
    Increase in interest payable                                    1,900              0              0
    Increase or (decrease) in property taxes payable               54,630        (21,508)        64,321
    Increase or (decrease) in due to affiliates                       557            405           (622)
    Increase or (decline) in fair value of unimproved land     (1,741,509)     3,254,195        562,244
                                                              -----------    -----------    -----------

      Net cash (used in) operating activities                     (84,320)      (173,798)       (34,778)
                                                              -----------    -----------    -----------

Cash flows from investing activities
  Proceeds from sale of properties                                127,000              0         23,000
                                                              -----------    -----------    -----------

      Net cash provided by investing activities                   127,000              0         23,000
                                                              -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from notes payable                                           0        190,000              0
                                                              -----------    -----------    -----------

      Net cash provided by financing activities                         0        190,000              0
                                                              -----------    -----------    -----------

Net increase or (decrease) in cash                                 42,680         16,202        (11,778)

Cash, beginning of year                                            32,971         16,769         28,547
                                                              -----------    -----------    -----------

Cash, end of year                                             $    75,651    $    32,971    $    16,769
                                                              ===========    ===========    ===========

Supplemental disclosures of cash flow information

  Income taxes paid                                           $       800    $       800    $       800
                                                              ===========    ===========    ===========

  Interest paid                                               $    20,900    $    20,837    $         0
                                                              ===========    ===========    ===========


Other disclosures

For the years ended December 31, 1997, 1996 and 1995, the Partnership did not enter into any non-cash investing or financing activities, nor did it have any short-term, highly liquid investments.


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



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

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership was $800 for the years ended December 31, 1997 and 1996.

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

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

Note 2 - Organization of the Partnership

         On June 7, 1989, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. One parcel was sold in 1989, another parcel was sold in 1990, a third parcel was sold in 1995, and a fourth parcel was sold in 1997.

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


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1997, 1996 or 1995.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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

         The Partnership paid $12,245, $12,245, and $12,556 in partnership management fees to the general partners for the years ended December 31, 1997, 1996 and 1995. The Partnership was also charged $9,876, $9,314, and $8,260 during the years ended December 31, 1997, 1996 and 1995, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 and 1996 the Partnership had a payable of $963 and $405 to the general partner and the affiliated company.

         At December 31, 1997 and 1996, $70,560 in sales commissions was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties in 1990 and 1989. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commissions is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Change in the fair value of investment in unimproved land

         As of December 31, 1996 and 1995, the total carrying amount of the investment in unimproved land was reduced by $3,254,195 and $562,244, respectively. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and apparent slow recovery.

         As of December 31, 1997, the total carrying amount of the investment in unimproved land was increased by $1,741,509. This increase is due to various favorable market conditions within the Southern California real estate market during 1997. The general partners have thus reevaluated the prior years valuation of unimproved land and determined the corresponding recovery in value is appropriate.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 7 - Sale and related cost of property sold

         The following summarizes properties sold in 1997 and 1995:

                                          1997          1995
                                          ----          ----
                                       Victorville     Perris
                                        10 acres       2 Acres
                                        --------       -------
     Sale Price                        $ 127,000      $  23,000
                                       ---------      ---------

     Cost of parcel                      410,000         22,500
     Decline in fair value of land      (319,494)             0
     Acquisition fees                     33,383          1,935
     Development costs                     9,810              0
     Carrying costs                       62,792          4,372
                                       ---------      ---------

     Total costs                         196,491         28,807
                                       ---------      ---------

     Loss on sale of property          $ (69,491)     $  (5,807)
                                       =========      =========


Note 8 - Notes payable

         During February 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note is due on February 1, 1999. Interest accrues at 12% per annum payable in monthly installments of $1,900 starting March 1, 1997. As of December 31, 1997, $41,737 of interest had been paid and capitalized to land carrying cost.

Note 9 - Property taxes payable

         Property taxes payable at December 31, 1997 are as follows:

                      1995                                     $  6,310
                      1996                                       27,784
                      1997                                       89,953
                                                               --------
                                                               $124,047
                                                               ========


If the property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take the necessary action to prevent foreclosures.

                            SUPPLEMENTARY INFORMATION

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1997


  COLUMN A         COLUMN B     COLUMN C        COLUMN D         COLUMN E   COLUMN F      COLUMN G      COLUMN H   COLUMN I
----------------------------------------------------------------------------------------------------------------------------
                                            COSTS CAPITALIZED
                                               SUBSEQUENT         Gross
                                             TO ACQUISITION       amount
                                          --------------------   at which                                         Estimated
Description of                   Initial              Carrying  Carried at  Accumulated    Date of        Date   Depreciable
    Assets        Encumbrances    Costs   Improvements  Costs    Year-End  Depreciation  Construction   Acquired    Life
    ------        ------------    -----   ------------  -----    --------  ------------  ------------   --------    ----
Unimproved land -
     Perris, CA            -0-  $1,001,160      -0-   $135,945  $1,137,105     -0-            n/a        6/23/89     n/a
Unimproved land -
     Riverside, CA         -0-     331,768      -0-    134,658     466,426     -0-            n/a         8/9/89     n/a
Unimproved land -
     Beaumont, CA          -0-     732,567   $1,772    130,756     865,095     -0-            n/a        9/14/89     n/a
Unimproved land -
     Beaumont, CA          -0-     821,842    3,577    127,020     952,439     -0-            n/a        6/19/89     n/a
Unimproved land -
     Victorville, CA       -0-     769,718      -0-    140,660     910,378     -0-            n/a        7/14/89     n/a
Unimproved land -
     Victorville, CA       -0-   1,322,099      -0-    229,923   1,552,022     -0-            n/a        8/10/89     n/a
                           ---  ----------   ------   --------  ----------     ---

                           -0-  $4,979,154   $5,349   $898,962  $5,883,465     -0-
                           ===  ==========   ======   ========  ==========     ===

Reconciliation of carrying amount
---------------------------------

Beginning balance               $6,256,439

Additions
  Development costs   $      0
  Carrying costs       141,115

  Total additions                  141,115
                                ----------
Deductions
  Initial costs       (451,297)
  Carrying costs       (62,792)

    Total deductions              (514,089)
                                ----------
                                 5,883,465
Less allowance for decline
 in fair value                  (1,755,465)
                                ----------

Ending balance                  $4,128,000
                                ==========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1996


     COLUMN A       COLUMN B    COLUMN C        COLUMN D         COLUMN E     COLUMN F      COLUMN G     COLUMN H   COLUMN I
-----------------------------------------------------------------------------------------------------------------------------
                                            COSTS CAPITALIZED
                                               SUBSEQUENT          Gross
                                             TO ACQUISITION        amount
                                          ---------------------   at which                                         Estimated
Description of                  Initial                Carrying  Carried at  Accumulated     Date of       Date   Depreciable
    Assets        Encumbrances   Costs    Improvements   Costs    Year-End   Depreciation  Construction  Acquired    Life
    ------        ------------   -----    ------------   -----    --------   ------------  ------------  --------    ----
Unimproved land -
     Perris, CA       -0-      $1,001,160      -0-     $118,809  $1,119,969      -0-           n/a        6/23/89    n/a
Unimproved land -
     Riverside, CA    -0-         331,768      -0-      111,106     442,874      -0-           n/a         8/9/89    n/a
Unimproved land -
     Beaumont, CA     -0-         732,567   $1,772      112,308     846,647      -0-           n/a        9/14/89    n/a
Unimproved land -
     Beaumont, CA     -0-         821,842    3,577      109,197     934,616      -0-           n/a        6/19/89    n/a
Unimproved land -
     Victorville, CA  -0-         451,297      -0-       59,115     510,412      -0-           n/a        8/17/89    n/a
Unimproved land -
     Victorville, CA  -0-         769,718      -0-      121,121     890,839      -0-           n/a        7/14/89    n/a
Unimproved land -
     Victorville, CA  -0-       1,322,099      -0-      188,983   1,511,082      -0-           n/a        8/10/89    n/a
                      ---      ----------   ------     --------  ----------

                      -0-      $5,430,451   $5,349     $820,639  $6,256,439      -0-
                      ===      ==========   ======     ========  ==========      ===

Reconciliation of carrying amount
---------------------------------

Beginning balance              $6,103,305

Additions
  Acquisitions     $  -0-
  Carrying costs    153,134
                   --------

  Total additions                 153,134
                               ----------
                                6,256,439

Less allowance for decline
 in fair value                 (3,816,439)
                               ----------

Ending balance                 $2,440,000
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



   COLUMN A        COLUMN B    COLUMN C         COLUMN D         COLUMN E     COLUMN F      COLUMN G     COLUMN H   COLUMN I
-------------------------------------------------------------------------------------------------------------------------------
                                            COSTS CAPITALIZED
                                                SUBSEQUENT         Gross
                                             TO ACQUISITION        amount
                                          ---------------------   at which                                           Estimated
Description of                  Initial                Carrying  Carried at  Accumulated     Date of        Date    Depreciable
    Assets        Encumbrances   Costs    Improvements  Costs     Year-End   Depreciation  Construction   Acquired     Life
    ------        ------------   -----    ------------  -----     --------   ------------  ------------   --------     ----
Unimproved land -
     Perris, CA        -0-    $1,001,160        -0-    $ 98,535  $1,099,695       -0-          n/a         6/23/89     n/a
Unimproved land -
     Riverside, CA     -0-       331,768        -0-      87,858     419,626       -0-          n/a          8/9/89     n/a
Unimproved land -
     Beaumont, CA      -0-       732,567     $1,772      89,058     823,397       -0-          n/a         9/14/89     n/a
Unimproved land -
     Beaumont, CA      -0-       821,842      3,577      87,796     913,215       -0-          n/a         6/19/89     n/a
Unimproved land -
     Victorville, CA   -0-       451,297        -0-      49,935     501,232       -0-          n/a         8/17/89     n/a
Unimproved land -
     Victorville, CA   -0-       769,718        -0-     102,420     872,138       -0-          n/a         7/14/89     n/a
Unimproved land -
     Victorville, CA   -0-     1,322,099        -0-     151,903   1,474,002       -0-          n/a         8/10/89     n/a
                              ----------     ------    --------  ----------       ---

                       -0-    $5,430,451     $5,349    $667,505  $6,103,305       -0-
                       ===    ==========     ======    ========  ==========       ===

Reconciliation of carrying amount
---------------------------------

Beginning balance             $6,033,962

Additions
  Carrying costs      98,228
                     -------
  Total additions                 98,228
                              ----------

Deductions
  Initial costs      (24,435)
  Carrying costs      (4,372)
  Reduction in
   development costs     (78)
                     -------
                                 (28,885)
                              ----------
                               6,103,305
Less allowance for
 decline in fair value          (562,244)
                              ----------

Ending balance                $5,541,061
                              ==========

             See Accompanying Notes and Independent Auditor's Report