Form 10-Q
period 1998-03-31
TMP INLAND EMPIRE IV LTD
filed 1998-05-15
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                  for the Quarterly Period ended March 31, 1998
                             ----------------------

                           Commission File No. 0-19933

                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   33-0341829
(State or other jurisdiction                          I.R.S.Employer
of incorporation or organization)                   Identification No.)

801 North Parkcenter Drive, Suite 235                     92705
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

Balance Sheets as of March 31, 1998 and December 31, 1997, Statements of Income for the three months ended March 31, 1998 and 1997, Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 BALANCE SHEETS


                                                              March 31,              December 31,
                                                                1998                     1997
                                                            ------------             ------------
Assets

Cash                                                        $     43,163             $     75,651
Investment In Unimproved Land                                  4,171,953                4,128,000
                                                            ------------             ------------
               Total Assets                                 $  4,215,116             $  4,203,651
                                                            ============             ============

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                                                 $          0             $      1,900
Due to Affiliates                                                    203                      963
Property Taxes Payable                                           138,782                  124,047
Notes Payable (Note 3)                                           190,000                  190,000
Commission Payable (Note 4)                                       70,560                   70,560
Franchise Tax Payable                                                  0                      800
                                                            ------------             ------------
               Total Liabilities                                 399,545                  388,270

Partners' Capital

               General Partners                                  (37,561)                 (37,562)
               Limited Partners 8,500 equity
               units authorized and outstanding                3,853,132                3,852,943
                                                            ------------             ------------
               Total Partners Capital                          3,815,571                3,815,381

Total Liabilities and Partners' Capital                     $  4,215,116             $  4,203,651
                                                            ============             ============

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended
                                              ---------------------------
                                              March 31           March 31
                                                1998               1997
                                              --------           --------

Land Sales                                     $    0             $    0

Cost of Land Sales                             $    0             $    0
                                               -------------------------

        Gross Profit                           $    0             $    0

Interest and Other Income                      $1,012             $  221
                                               -------------------------

Amortization                                   $    0             $    0
                                               -------------------------

        Net Income                             $  189             $  221
                                               -------------------------

Allocation of Net Income (Loss)
(Note 2)

        General Partners                       $    1             $    2

        Limited Partners                       $  188             $  219

        Limited Partners. Per unit             $ 0.01             $ 0.03

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months         Three Months
                                                              Ended                Ended
                                                         March 31, 1998       March 31, 1997
                                                         --------------       --------------

Operating Activities:

Net Income (Loss)                                           $    189              $    221

        Amortization                                               0                     0
        Increase (Decrease) in Receivables                         0
        Increase (Decrease) in Prepaid Expense                     0
        Increase (Decrease) in Accounts Payable
                and Accrued Liabilities                       (3,460)               30,669
        Increase (Decrease) in Taxes Payable                  14,735


                Net Cash Provided by (Used In)
                Operating Activities



Investing Activities:
        Net Cash Provided by (Used In)
        Investing Activities                                 (43,952)              (41,987)

Financing Activities
        Net Cash Provided by (Used In)                             0
        Financing Activities

Increase (Decrease) In Cash                                 $(32,488)             $(11,097)
                                                            --------              --------

Beginning Cash                                              $ 75,651              $ 32,971

Ending Cash                                                 $ 43,163              $ 21,874
                                                            --------              --------

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


NOTE 1 - Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire IV, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992. These organization costs have been completely amortized as of 1997.

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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Note Payable

As of March 31, 1998 and 1997, the Partnership had a note payable secured by Partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999.


NOTE 4 - Commissions Payable

As of March 31, 1998 and 1997, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.


NOTE 5 - Property Taxes Payable

Property taxes payable as of March 31, 1998 is as follows:

1995                 $ 42,365
1996                   27,711
1997                   35,456
1998                   33,250
                     --------
                      138,782

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary steps to prevent foreclosures.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended March 31, 1998 and 1997 consisted primarily of interest income. There were no properties sold during the first quarters of 1998 and 1997. There was one property sold during the second quarter of 1997.

Investing Activities used approximately $44,000 for the three months ended March 31, 1998 and $42,000 for the three months ended March 31, 1997, mainly for carrying costs of the land held for investment.

The Partnership had six properties as of March 31, 1998 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Management believes that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1998

                     TMP INLAND EMPIRE IV, LTD.
                     a California Limited Partnership


                     By: TMP Investments, Inc., as General Partner


                     By:   \s\ William O. Passo
                         --------------------------------------
                           William O. Passo, President


                     By:   \s\ Anthony W. Thompson
                         --------------------------------------
                           Anthony W. Thompson, Exec. V.P.


                     By: TMP Properties, a California General
                            Partnership as General Partner


                     By:   \s\ William O. Passo
                         --------------------------------------
                           William O. Passo, General Partner


                     By:   \s\ Anthony W. Thompson
                         --------------------------------------
                           Anthony W. Thompson, General Partner


                     By:   \s\ Scott E. McDaniel
                         --------------------------------------
                           Scott E. McDaniel

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule