Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE IV LTD
filed 1998-08-19
CIK 885051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-K/A
(Mark One)

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

                                Table of Contents





Independent Auditor's Report............................................     1

Balance Sheet...........................................................     2

Statement of Income.....................................................     3

Statement of Partners' Capital..........................................     4

Statement of Cash Flows.................................................     5

Notes to Financial Statements...........................................    6-9

Supplementary Information...............................................   10-12

                          Independent Auditor's Report



To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
                An Accountancy Corporation

Santa Ana, California January 26, 1998 except for Note 6, as to which the date is August 3, 1998

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1997

                                     Assets
                                     ------

                                                                   1997
                                                                   ----
Cash                                                          $   75,651

Investment in unimproved land,
 at lower of cost or fair value                                2,350,715

       Total assets                                           $2,426,366
                                                              ==========




                        Liabilities and Partners' Capital
                        ---------------------------------


Commissions payable                                          $    70,560

Interest Payable                                                   1,900

Property taxes payable                                           124,047

Due to affiliates                                                    963

Franchise tax payable                                                800

Note payable                                                     190,000
                                                             -----------
       Total liabilities                                         388,270
                                                             ===========


Partners' capital (deficit)
    General partners                                             (55,334)
    Limited partners; 8,500 equity units
       authorized and outstanding                              2,093,430
                                                               ---------

       Total partners' capital                                 2,038,096
                                                               ---------

       Total liabilities and partners' capital                $2,426,366
                                                              ==========


             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                               Statement of Income
                      For the Year Ended December 31, 1997


                                                                 1997
                                                                 ----

Income
------

    Sale of property                                          $  127,000

    Cost of sales                                               (196,491)
                                                                --------

    Loss on sale of property                                     (69,491)

    Interest income                                                2,325

    Other                                                             49
                                                                 --------
       Total income or (loss)                                    (67,117)
                                                                 --------


Expenses

    Accounting                                                    7,780

    Expense reimbursements                                       15,751

    General partner fees                                         12,245
                                                                -------

       Total expenses                                            35,776
                                                                -------

    Income or (loss) before income taxes                       (102,893)

    State Franchise tax                                             800
                                                                -------

       Net income or (loss)                                   $(103,693)
                                                              ==========


Allocation of net income or (loss):

    General partners, in the aggregate                      $    (1,036)
                                                              ==========

    Limited partners, in the aggregate                      $  (102,657)
                                                              ==========

    Limited partners, per equity                            $    (12.08)
                                                              ==========





             See Accompanying Notes and Independent Auditor's Report
                                       -3-

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                         Statement of Partners' Capital
                      For the Year Ended December 31, 1997



General                               Limited
                                      Partners       Partners        Total

Partners' capital (deficit)
    December 31, 1996                  (54,298)       2,196,087     2,141,789

Net (loss) for 1997                     (1,036)        (102,657)     (103,693)
                                   -----------       ----------    ----------

Partners' capital (deficit)
    December 31, 1997              $   (55,334)      $2,093,430   $ 2,038,096
                                    ==========        =========    ==========






             See Accompanying Notes and Independent Auditor's Report




                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997


                                                                     1997
                                                                     ----

Cash flow from operating activities
   Net income or (loss)                                       $   (111,473)
   Adjustments to reconcile net income or (loss)
    to net cash used in operating activities:
     Increase in carrying costs of property                        (99,425)
     Loss on sale of property                                       69,491
     Increase in interest payable                                    1,900
     Increase or (decrease) in property taxes payable               54,630
     Increase or (decrease) in due to affiliates                       557
                                                               -----------

        Net cash (used in) operating activities                    (84,320)
                                                               -----------

Cash flows from investing activities
   Proceeds from sale of properties                               127,000
                                                               ----------

       Net cash provided by investing activities                  127,000
                                                               ----------

Cash flows from financing activities
   Proceeds from notes payable                                          0
                                                               ----------
       Net cash provided by financing activities                        0
                                                               ----------

Net increase or (decrease) in cash                                 42,680

Cash, beginning of year                                            32,971
                                                               ----------
Cash, end of year                                             $    75,651
                                                              ===========


Supplemental disclosures of cash flow information

   Income taxes paid                                         $       800
                                                            =============

   Interest paid                                             $    20,900
                                                            =============


Other disclosures

For the year ended December 31, 1997 the Partnership did not enter into any non-cash investing or financing activities, nor did it have any short-term, highly liquid investments.


             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

         Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $928,614 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership was $800 for the year ended December 31, 1997.

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

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1997.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

         The Partnership paid $12,245 in partnership management fees to the general partners for the year ended December 31, 1997. The Partnership was also charged $9,876 during the year ended December 31, 1997 by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $963 to the general partner and the affiliated company.

         At December 31, 1997, $70,560 in sales commissions was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties in 1990 and 1989. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commissions is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Re-statement and re-issuance of 1997 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), the 1995 and 1996 financial statements reported expenses for the decline in fair value of unimproved land totaling $3,816,439. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements have been re-stated to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $35,776.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



Note 7 - Sale and related cost of property sold

           The following summarizes properties sold in 1997.

                                                         1997
                                                      Victorville
                                                      10 acres

             Sale Price                              $  127,000
                                                      ---------

             Cost of parcel                             410,000
             Decline in fair value of land             (319,494)
             Acquisition fees                            33,383
             Development costs                            9,810
             Carrying costs                              62,792
                                                      ---------

             Total costs                                196,491
                                                      ---------

             Loss on sale of property                $  (69,491)
                                                      ==========


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




                                                    COSTS CAPITALIZED
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION        amount
                                                  --------------------     at which                                       Estimated
                                         Initial               Carrying   Carried at  Accumulated   Date of     Date     Depreciable
   Description of Assets   Encumbrances   Costs   Improvements   Costs     Year-End   Depreciation Construction Acquired    Life
   ---------------------   ------------   -----   ------------   -----     --------   -----------  ------------ ---------- ---------

Unimproved land -
   Perris, CA                -0-        $1,001,160     -0-    $118,809    $1,119,969      -0-         n/a       6/23/89       n/a
Unimproved land -
   Riverside, CA             -0-           331,768     -0-     111,106       442,874      -0-         n/a       8/9/89        n/a
Unimproved land -
   Beaumont, CA              -0-           732,567   $1,772    112,308       846,647      -0-         n/a       9/14/89       n/a
Unimproved land -
   Beaumont, CA              -0-           821,842    3,577    109,197       934,616      -0-         n/a       6/19/89       n/a
Unimproved land -
   Victorville, CA           -0-           451,297     -0-      59,115       510,412      -0-         n/a       8/17/89       n/a
Unimproved land -
   Victorville, CA           -0-           769,718     -0-     121,121       890,839      -0-         n/a       7/14/89       n/a
Unimproved land -
   Victorville, CA           -0-         1,322,099     -0-     188,983     1,511,082      -0-         n/a       8/10/89       n/a

                             -0-        $5,430,451   $5,349   $820,639    $6,256,439      -0-
                             ===        ==========   ======    ========    ==========     ===




Reconciliation of carrying amount


Beginning balance                       $6,103,305

Additions
  Acquisitions             $  -0-
  Carrying costs           153,134
                           -------

  Total additions                          153,134
                                        ----------
                                         6,256,439

Less allowance for decline
 in fair value                          (3,816,439)
                                        ----------

Ending balance                          $2,440,000


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

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT            Gross
                                                     TO ACQUISITION         amount
                                                     --------------        at which                                        Estimated
                                     Initial                 Carrying   Carried at  Accumulated   Date of      Date      Depreciable
Description of Assets  Encumbrances   Costs    Improvements   Costs      Year-End   Depreciation Construction  Acquired     Life
---------------------  ------------   -----    ------------   -----      --------   ------------ ------------  --------   ----------

Unimproved land -
Perris, CA                -0-      $1,001,160       -0-     $ 98,535   $1,099,695       -0-         n/a        6/23/89     n/a
Unimproved land -
Riverside, CA             -0-         331,768       -0-       87,858      419,626       -0-         n/a        8/9/89      n/a
Unimproved land -
Beaumont, CA              -0-         732,567    $1,772       89,058      823,397       -0-         n/a        9/14/89     n/a
Unimproved land -
Beaumont, CA              -0-         821,842     3,577       87,796      913,215       -0-         n/a        6/19/89     n/a
Unimproved land -
 Victorville, CA          -0-         451,297       -0-       49,935      501,232       -0-         n/a        8/17/89     n/a
Unimproved land -
Victorville, CA           -0-         769,718       -0-      102,420      872,138       -0-         n/a        7/14/89     n/a
Unimproved land -
Victorville, CA           -0-       1,322,099       -0-      151,903    1,474,002       -0-         n/a        8/10/89     n/a
                          ---       ---------     -----      -------     ---------      ---                    -------

                          -0-      $5,430,451    $5,349     $667,505    $6,103,305      -0-


Reconciliation of carrying amount

Beginning balance                  $6,033,962

Additions
  Carrying costs          98,228
                          ------
  Total additions                     98,228
                                  ----------
Deductions
  Initial costs          (24,435)
  Carrying costs          (4,372)
  Reduction in
    development costs        (78)
                          -------

                                    (28,885)
                                    -------
                                   6,103,305
Less allowance for decline
 in fair value                     ( 562,244)
                                   ---------

Ending balance                     $5,541,061
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




                                                  COSTS CAPITALIZED
                                                      SUBSEQUENT         Gross
                                                   TO ACQUISITION        amount
                                                  ----------------      at which                                          Estimated
                                   Initial                 Carrying    Carried at  Accumulated   Date of      Date       Depreciable
Description of Assets Encumbrances  Costs    Improvements   Costs       Year-End   Depreciation Construction aquired      Life

Unimproved land -
Perris, CA              -0-      $1,001,160      -0-      $128,790    $1,129,950       -0-           n/a     6/23/89       n/a
Unimproved land -
Riverside, CA           -0-         331,768      -0-       132,260       464,028       -0-           n/a      8/9/89       n/a
Unimproved land -
Beaumont, CA            -0-         732,567    $1,772      125,496       859,835       -0-           n/a     9/14/89       n/a
Unimproved land -
Beaumont, CA            -0-         821,842     3,577      121,117       946,536       -0-           n/a     6/19/89       n/a
Unimproved land -
Victorville, CA         -0-          769,718     -0-        135,115      904,833       -0-           n/a     7/14/89       n/a
Unimproved land -
Victorville, CA         -0-        1,322,099     -0-        220,405    1,542,504       -0-           n/a     8/10/89       n/a
                         -         ---------     ---         -------    ---------       ---                    - -- --

                        -0-       $4,979,154    $5,349     $863,183   $5,847,686       -0-
                         =        ==========    ======     ========   ==========       ===




Reconciliation of carrying amount


Beginning balance                 $6,256,439

Additions
  Development costs   $      0
  Carrying costs       105,336
                       -------

  Total additions                    105,336
                                     -------

Deductions
  Initial costs       (451,297)
  Carrying costs       (62,792)
                       --------

    Total deductions                (514,089)
                                    --------
                                   5,847,686
Less allowance for decline
 in fair value                    (3,496,971)
                                  ----------

Ending balance                    $2,350,715


                                                        See Accompanying Notes and Independent Auditor's Report
