Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE IV LTD
filed 1998-08-19
CIK 885051

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




                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                       March 31,                   December 31,

                                         1998                         1997
Assets

Cash                                   $    43,163                 $    75,651
Due from Affiliates                          5,727
Accounts Receivables                           323
Investment In Unimproved Land            2,375,556                   2,350,715
                                       -----------                 -----------

             Total Assets              $ 2,424,769                  $2,426,366
                                       ===========                  ==========

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                            $         0                   $    1,900
Due to Manager                               3,050
Due to Affiliates                              203                         963
Property Taxes Payable                     138,602                     124,047
Notes Payable (Note 3)                     190,000                     190,000
Commission Payable (Note 4)                 70,560                      70,560
Franchise Tax Payable                          800                         800
                                       -----------                  ----------

             Total Liabilities             403,215                     388,270

Partners' Capital

     General Partners                      (55,499)                    (55,334)
     Limited Partners 8,500 equity
     units authorized and outstanding    2,077,053                    2,093,430
                                       ------------                 -----------

             Total Partners Capital      2,021,554                    2,038,096

Total Liabilities and                  $ 2,424,769                   $2,426,366
                                       ===========                   ==========
Partners' Capital




                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                 Three Months Ended
                                         March 31               March 31
                                          1998                    1997


Interest and Other Income                $     392              $     221

Administration Expenses                     16,934                 12,660
                                         ---------              ---------

       Net Loss                          $(16,542)               (12,439)
                                         ---------              ---------

Allocation of Net Income (Loss)
(Note 2)

       General Partners:                $    (165)              $   (124)
                                        ==========              =========

       Limited Partners:                $ (16,377)               (12,315)
                                        ==========              =========

       Limited Partners. Per unit       $   (1.92)               $  (1.44)
                                        ==========              =========




                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                              Three Months        Three Months
                                                  Ended               Ended
                                             March 31, 1998       March 31, 1997

Operating Activities:

Net Loss                                     $(16,542)            $(21,623)

  Increase (Decrease) in Due to Manager         3,050                    0
  Increase in Receivables                        (323)                   0
  Increase (Decrease) in Accounts Payable
         and Accrued Liabilities               (4,068)              30,669
  Increase in Due to/from Affiliates           (6,487)                   0
  Increase (Decrease) in Taxes Payable         14,555                    0
                                             ---------            --------


        Net Cash Provided by (Used In)
        Operating Activities                   (9,815)               9,046
                                            ----------            ---------

Investing Activities:
       Net Cash Provided by (Used In)
       Investing Activities                   (22,673)             (20,143)

Financing Activities
       Net Cash Provided by (Used In)              --                   --
       Financing Activities

Increase (Decrease) In Cash                 $ (32,488)            $(11,097)

Beginning Cash                              $  75,651             $ 32,971
                                            ---------             --------

Ending Cash                                $   43,163             $ 21,874
                                           ===========            ========

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


NOTE 5 - Property Taxes Payable

Property taxes payable as of March 31, 1998 is as follows:

                   1995          $ 42,365
                   1996            27,711
                   1997            35,456
                   1998            33,070
                                 --------
                                  138,602

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary steps to prevent foreclosures.

NOTE 6 - Restatement and reissuance of 1997 financial statements and the first quarter ended March 31, 1998

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,254,195. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized were restated as current expenses in the amount of $12,660 for the quarter ended March 31, 1997 and $16,934 for the quarter ended March 31, 1998.

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

Date:  May 12, 1998

                                    TMP INLAND EMPIRE IV, LTD.
                    a California Limited Partnership


                  By: TMP Investments, Inc., as General Partner

                              \s\ William O. Passo
                     By:___________________________________
                         William O. Passo, President

                              \s\ Anthony W. Thompson
                     By:__________________________________
                         Anthony W. Thompson, Exec. V.P.


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