Form 10QSB
period 1998-06-30
TMP INLAND EMPIRE IV LTD
filed 1998-08-19
CIK 885051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1998

                           Commission File No. 0-19963

                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     33-0341829
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
Santa Ana, California                                     92705
(Address of principal executive office)                 (Zip Code)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                         -------------------------------
Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirement for the past 90 days.

Yes [ X ]   No [  ]

                           TMP INLAND EMPIRE IV, LTD.

                                      INDEX

 PART I     FINANCIAL INFORMATION                                          Page
 ------

 Item 1.    Financial Statements

            Balance Sheets as of June 30, 1998 (unaudited)
            and December 31, 1997                                           3

            Statements of Operations for the Three Months
            and Six Months ended June 30, 1998 and 1997. (unaudited)       4,5

            Statements of Cash Flows for the Six Months ended
            June 30, 1998 and 1997.(unaudited)                              6

            Notes to Financial Statements (unaudited)                      7,8

 Item 2.    Management's Discussion and Analysis of Financial Condition     10
            and Results of Operations


 PART II    OTHER INFORMATION
 -------

 Item 1.    Legal Proceedings                                               12

 Item 2.    Changes in Securities                                           12

 Item 3.    Defaults Upon Senior Securities                                 12

 Item 4.    Submission of Matters to a Vote of Security Holders             12

 Item 5.    Other Information                                               12

 Item 6.    Exhibits and Reports on Form 8-K                                12

 SIGNATURES


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                         June 30,              December 31,
                                           1998                    1997
                                        (unaudited)              (audited)
                                        -----------            ------------

                                     Assets
                                     ------

Cash                                    $    6,211             $    75,651
Due from Affiliates                          5,727                      --
Accounts Receivable                            323                      --
Investment In Unimproved
   Land (Note 1)                         2,403,417               2,350,715
                                        ----------              ----------

Total Assets                            $2,415,678              $2,426,366
                                        ==========              ==========

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Liabilities  $    4,067              $    1,900
Due to Manager (Note 1)                     40,163                     ---
Due to Affiliates                              203                     963
Property Taxes Payable                     108,995                 124,047
Note Payable                               190,000                 190,000
Commission Payable (Note 3)                 70,560                  70,560
Franchise Tax Payable                          800                     800
                                        ----------              ----------

Total Liabilities                          414,788                 388,270
                                         ---------              ----------
Partners' Capital (Deficit)
General Partners                           (55,706)               (55,334)
Limited Partners, 8,500 units
(at $1,000/unit)
authorized, issued and outstanding       2,056,596               2,093,430
                                         ---------               ---------

Total Partners' Capital                  2,000,890               2,038,096
                                         ---------               ---------

Total Liabilities and Partners'Capital  $2,415,678              $2,426,366
                                        ==========              ==========

See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                             Three Months ended
                                       June 30                   June 30
                                         1998                      1997
                                       ---------------------------------
Land Sales                          $        0                 $    127,000

Cost of Land Sales                           0                      244,955
                                     ---------                 ------------

Gross Loss From Land Sales                   0                     (117,955)

Interest and Other Income                    0                          493
                                     ---------                 ------------

Total Loss                                   0                     (117,462)

General & Administrative. Expense       20,664                       12,366
                                    ----------                 -------------

Net Loss                            $  (20,664)                $   (129,828)
                                    ===========                =============

Allocation of Net Loss (Note 2)

   General Partners:                $     (207)                      (1,298)
                                    ===========                ===============

   Limited Partners:                $  (20,457)                $   (128,530)
                                    ===========                =============

   Limited Partners, per unit       $    (2.40)                $     (15.12)
                                    ===========                =============


See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                      Six Months ended
                                                June 30              June 30
                                                  1998                  1997
                                                ----------------------------

Land Sales                                      $     0              $ 127,000

Cost of Land Sales                                    0                244,955
                                                -------              ----------


Gross Loss From Land Sales                            0               (117,955)

Interest and Other Income                           392                    714
                                                -------              ----------


Total Income (Loss)                                 392               (117,241)

General & Administrative Expense                 37,598                 25,027
                                                -------              ----------

Net Loss                                     $  (37,206)             $(142,268)
                                             ===========             ==========

Allocation of Net Loss (Note 2)

General Partners:                            $     (372)             $  (1,423)
                                             ===========             ==========

Limited Partners:                            $  (36,834)             $(140,845)
                                             ===========             ==========

Limited Partners, per unit                   $    (4.33)             $  (16.57)
                                             ===========             ==========

See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP Inland Empire IV, Ltd.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                Six Months ended
                                            June 30                   June 30
                                              1998                      1997
                                            -------------------------------------

Net Loss                                    $   (37,206)          $  (142,268)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
    Due to changes in:
         Due to/from Affiliates                  (6,487)                 (228)
         Accounts Receivable                       (323)                 (300)
         Due to Manager                          40,163                     0
         Property Taxes Payable                 (15,052)               15,278
                                            ------------          ------------
Net Cash Used In Operating Activities           (18,905)             (127,518)
                                            ------------           -----------


Investment in Unimproved Land                   (50,535)              189,925
                                            ------------          -----------
Net Cash Provided by (Used In)
 Investing Activities                           (50,535)              189,925
                                           -------------          -----------

Net Increase (Decrease) In Cash                 (69,440)               62,407

Cash at the Beginning of the Period              75,651                32,971
                                           -------------          -----------

Cash at the End of the Period              $      6,211           $    95,378
                                           =============          ===========

See Accompanying Notes to Financial Statements

                           TMP Inland Empire IV, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)



The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of its operations, and cash flows for the three and six months then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Inland Empire IV. Ltd.(the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the GeneralPartners of the Partnership and ten other related partnerships, a total of $300,000; and agreed to pay up to a total of $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Agreement.

PacWest entered into a management, administrative and consulting agreement as of April 1, 1998, with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting, and investor relation services for the Partnership. As of June 30,1998 the Partnership owes PacWest $40,163 relating to this agreement. PacWest has also agreed to provide certain liquidity to this Partnership as discussed in the MD&A section of this report.

The following is a summary of the Partnership significant accounting policies.

Basis of Presentation - The Partnership prepares its financial statements on the accrual basis of accounting.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or net realizable value. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes interest and property taxes as carrying costs.

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

As of June 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Note Payable

As of June 30, 1998 and 1997, the Partnership had a note payable secured by Partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999. The partnership has requested a one year extension.

NOTE 4  - Commission Payable

As of June 30, 1998 and 1997, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Property Taxes Payable

Property taxes payable as of June 30 are as follows:

                     1995     $    6,310
                     1996         27,784
                     1997         89,953
                     1998        (15,052)
                               ----------
                                $108,995

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary steps to prevent foreclosures.

NOTE 4 - Restatement and reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,254,195. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated on August 3, 1998 to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $12,660 and $25,027 for the three and six months ended June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such works are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnerships properties regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

The Partnership had six properties at June 30, 1998 that is being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

 Results of Operations
Partnership revenues during the three and six month periods ended June 30, 1998 and 1997 consisted primarily of interest income. No properties were sold during the first quarters of 1998 and 1997. There was one property sold during the second quarter of 1997.

Investing Activities used approximately $44,000 for the three months ended June 30, 1998 and $42,000 for the three months ended March 31, 1997, mainly for carrying costs of the land held for investment.

General and administrative expenses for the three months and six months ended June 30, 1997 and 1998 represent legal, accounting and related expenses which vary from quarter to quarter based on certain activity in the fund. In addition they reflect fees charged to the partnershp or pursuant to the PacWest Management Agreement described in note 1 to the financial statements for various management and administration service.

Liquidity and Capital Resources

Management believes the partnership has insufficient cash to meet anticipated cash requirements for the next 12 months. Management has withheld the payment of certain expenses, such as property taxes. PacWest has agreed to loan and/or secure a loan for TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to TMP Inland Empire IV, Ltd., at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnership is limited to a maximum of $2.5 million.

TMP properties and TMP Investments, Inc. will remain as General Partners, however, PacWest has acquired the General Partner's unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general Partner for such services over the past five years.

As Partnership properties are sold, cash will be used to first pay back PacWest loans, then other creditors, then to accrued by unpaid Partnership indebtedness.

Sale proceeds in excess of the amount necessary to pay Partnership indebtedness shall be split 86% to the Partnership and 14% to PacWest.

The General Partners believe that ultimately, this will benefit the Partnership and the Limited Partners. Without the cash infusion from PacWest, the Partnership stands to lose some or all of its properties either due to foreclosure resulting from the inability to pay outstanding loans or for failure to pay property taxes.



Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: (date)

                                    TMP INLAND EMPIRE IV, LTD.
                                    A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                       By:   \s\ William O. Passo
                                 William O. Passo, President

                       By:   \s\ Anthony W. Thompson
                                 Anthony W. Thompson, Exec. V.P.

                       By: TMP Properties, a California General
                                     Partnership as General Partner

                       By:   \s\ William O. Passo
                                 William O. Passo, General Partner

                       By:   \s\ Anthony W. Thompson
                                 Anthony W. Thompson, General Partner

                       By:   \s\ Scott E. McDaniel
                                 Scott E. McDaniel, General Partner