Form 10QSB
period 1998-09-30
TMP INLAND EMPIRE IV LTD
filed 1998-11-10
CIK 885051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1998

                           Commission File No. 0-19963

                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     33-0341829
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
Santa Ana, California                                     92705
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

Yes [ X ]   No [  ]

                           TMP INLAND EMPIRE IV, LTD.

                                      INDEX

                        PART I FINANCIAL INFORMATION Page


 Item 1.    Financial Statements

            Balance Sheets as of September 30, 1998 (unaudited)
            and December 31, 1997                                             3

            Statements of Operations for the Three Months
            and Nine Months ended September 30, 1998 and 1997 (unaudited)   4,5

            Statements of Cash Flows for the Nine Months ended                6
            September 30, 1998 and 1997(unaudited)

            Notes to Financial Statements (unaudited)                       7,8

 Item 2.    Management's Discussion and Analysis of Financial Condition    9,10
            and Results of Operations


 PART II    OTHER INFORMATION
 -------

 Item 1.    Legal Proceedings                                                11

 Item 2.    Changes in Securities                                            11

 Item 3.    Defaults Upon Senior Securities                                  11

 Item 4.    Submission of Matters to a Vote of Security Holders              11

 Item 5.    Other Information                                                11

 Item 6.    Exhibits and Reports on Form 8-K                                 11

 SIGNATURES                                                                  12


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                       September 30,
                                           1998                  December 31,
                                        (unaudited)                1997
                                        -----------            ------------

                                     Assets
                                     ------

Cash                                    $    4,772             $    75,651
Due from Affiliates                          8,923                     ---
Investment In Unimproved Land(Note 1)    2,410,784               2,350,715
                                        ----------              ----------

Total Assets                            $2,424,479             $ 2,426,366
                                        ==========              ==========

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Liabilities  $    6,518              $    1,900
Franchise Tax Payable                          800                     800
Property Taxes Payable                      97,703                 124,047
Commission Payable (Note 3)                 70,560                  70,560
Note Payable                               190,000                 190,000
Due to Affiliates                              203                     963
Due to Manager (Note 1)                    101,729                     ---
                                        ----------              ----------
Total Liabilities                          467,513                 388,270
                                         ---------              ----------
Partners' Capital (Deficit)
General Partners                           (56,145)               (55,334)
Limited Partners, 8,500 units
(at $1,000/unit)
authorized, issued and outstanding       2,013,111               2,093,430
                                         ---------               ---------

Total Partners' Capital                  1,956,966               2,038,096
                                         ---------               ---------

Total Liabilities and Partners'Capital  $2,424,479              $2,426,366
                                        ==========              ==========

See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                             Three Months ended
                                     September 30,              September 30,
                                         1998                      1997
                                       ---------------------------------
Land Sales                          $      ---                 $    ---

Cost of Land Sales                         ---                     (1,400)
                                     ---------                 -----------

Gross Loss From Land Sales                 ---                      1,400
Interest and Other Income                  ---                        569
                                     ---------                 -----------
Total Profit                               ---                      1,969

General & Administrative. Expense       44,114                      4,895
                                    ----------                 -----------

Net Loss                            $  (44,114)                $   (2,926)
                                    ===========                ===========

Allocation of Net Loss (Note 2)

   General Partners:                $     (441)                      (29)
                                    ===========                ===========

   Limited Partners:                $  (43,673)                $  (2,897)
                                    ===========                ===========

   Limited Partners, per unit       $    (5.14)                $    (.34)
                                    ===========                ==========


See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                      Six Months ended
                                              September 30,        September 30,
                                                  1998                  1997
                                                ----------------------------

Land Sales                                      $     0              $ 127,000

Cost of Land Sales                                    0                243,555
                                                -------              ----------


Gross Loss From Land Sales                            0               (116,555)

Interest and Other Income                           392                  1,283
                                                -------              ----------


Total Profit (Loss)                                 392               (115,272)

General & Administrative Expense                 81,522                 29,922
                                                -------              ----------

Net Loss                                     $  (81,130)             $(145,194)
                                             ===========             ==========

Allocation of Net Loss (Note 2)

General Partners:                            $     (811)             $  (1,452)
                                             ===========             ==========

Limited Partners:                            $  (80,319)             $(143,742)
                                             ===========             ==========

Limited Partners, per unit                   $    (9.45)             $  (16.91)
                                             ===========             ==========

See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TMP Inland Empire IV, Ltd.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                    Nine Months ended
                                           September 30,           September 30,
                                              1998                      1997
                                            ------------------------------------

Net Loss                                    $   (81,130)          $  (145,194)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
    Due to changes in:
         Due to Manager                         101,729                   ---
         Due to/from Affiliates                    (760)                  ---
         Prepaid Assets                          (8,923)                  ---
         Accounts Payable                         4,618                1,895
         Property Taxes Payable                 (26,344)               35,316
                                            ------------           -----------
Net Cash Used In Operating Activities           (10,810)             (107,983)
                                            ------------           -----------


Investment in Unimproved Land                   (60,069)                  ---
Proceeds from sale of property                      ---               168,582
                                             -----------           ----------
Net Cash Provided by (Used In)
 Investing Activities                           (60,069)              168,582
                                           -------------          -----------

Net Increase (Decrease) In Cash                 (70,879)               60,599

Cash at the Beginning of the Period              75,651                32,971
                                           -------------          -----------

Cash at the End of the Period              $      4,772           $    93,570
                                           =============          ===========

See Accompanying Notes to Financial Statements

                           TMP Inland Empire IV, Ltd.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of September 30, 1998 and the results of its operations, and cash flows for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Inland Empire IV, Ltd.(the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.
(the General Partners).

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to a total of an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting, and investor relations services for the Partnership.

In addition, PacWest has agreed to provide certain additional liquidity to this partnership as further discussed in the MD&A section of this report. As of September 30, 1998, the Partnership has a payable of $101,729 to PacWest related to these agreements.

The following is a summary of the Partnership's significant accounting policies:

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

During each of the nine month periods ended September 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the General Partners.

NOTE 3 - Note Payable

At September 30, 1998 and 1997, the Partnership had a note payable secured by partnership land. The note bears interest at 12 percent per annum and matures February 1, 1999. The Partnership has requested a one year extension.

NOTE 4  - Commission Payable

At September 30, 1998 and 1997, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Property Taxes Payable

Property taxes payable at September 30, 1998 is comprised of property taxes payable from the following prior years:

                     1995     $    6,310
                     1996         27,784
                     1997         63,609
                              ----------
                                 $97,703
                              ==========

If property taxes remain delinquent for five years, then the taxing authority can foreclose on the property. Management plans to take necessary steps to prevent foreclosures.

NOTE 4 - Restatement and Reissuance of 1997 Financial Statements

In compliance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,254,195. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in the fair value of this same land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in the fair value of an asset even in view of a previously recorded decline in value. Therefore, the 1997 financial statements were restated on August 3, 1998 to reflect the reversal of this appreciation in the fair value of land.

In addition, certain carrying costs of land that had been previously capitalized have been reclassified as current expenses in the amount of $4,895 and $29,922 for the three and nine months ended September 30, 1997.


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

The Partnership had nine properties at September 30, 1998 that were being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up the Partnership operations, to the partners.

Results of Operations

Partnership revenues during the three and nine month periods ended September 30, 1998 and 1997 consisted primarily of interest income. No properties were sold during the third quarters of 1998 and 1997. There was one property sold during the second quarter of 1997.

Investing Activities used approximately $60,000 for the nine months ended September 30, 1998 mainly for carrying costs of the land held for investment. For the nine months ended September 30, 1997, proceeds of approximately $169,000 were generated from the property sale mentioned above.

General and administrative expenses for the three and nine months ended September 30, 1997 and 1998 represent legal, accounting and related expenses which vary from quarter to quarter based on certain activity in the Partnership. In addition, in 1998 they reflect fees charged to the Partnership pursuant to the Management Agreement described in Note 1 for various management and administrative services.

Liquidity and Capital Resources

Management   believes  the  Partnership  has  insufficient   cash  to  meet  the
anticipated cash requirements of the Partnership for the next 12 months. Management has withheld the payment of certain expenses, such as property taxes. As discussed in Note 1, PacWest has agreed to loan and/or secure a loan for TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to TMP Inland Empire IV, Ltd., at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnerships is limited to a maximum of $2,500,000.

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

As the Partnership properties are sold, cash will be used to first pay back PacWest loans, then other creditors, then to accrued but unpaid the Partnership indebtedness.

Sale proceeds in excess of amounts necessary to pay the Partnership indebted-ness shall be split 86% to the Partnership and 14% to PacWest.

The General Partners believe that ultimately, this arrangement will benefit the Partnership and the limited partners. Without the cash infusion from PacWest, the Partnership stands to lose some or all of its properties either due to foreclosure resulting from the inability to pay outstanding loans or for failure to pay property taxes.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: (date)

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                           By: TMP Investments, Inc., as General Partner

                                    By: _______________________________________
                                            William O. Passo, President

                                    By: _______________________________________
                                            Anthony W. Thompson, Exec. VP


                           By: TMP Properties, a California General Partnership
                               as   General Partner

                                    By: _______________________________________
                                            William O. Passo, General Partner

                                    By: _______________________________________
                                            Anthony W. Thompson, General Partner

                                    By: _______________________________________
                                            Scott E. McDaniel, General Partner