Form 10KSB
period 1998-12-31
TMP INLAND EMPIRE IV LTD
filed 1999-04-15
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                  FORM 10 K-SB

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

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

Title of each class                           Name of each exchange on which
to be so registered                           each class is to be registered
N/A                                           N/A

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

TMP Inland Empire IV. Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to Form 10-K.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. A total of 8,500 Limited Partnerships Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances,

Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership electing, by unanimous consent, one or more new General Partners to continue the Partnership's business.

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

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership
Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable

Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2, "Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

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

EMPLOYEES

The Partnership has no employees. Management of the Partnership is provided by the General Partners

See Item 10 "Directors and Executive Officers" for information about the General Partners.

ITEM 1(d).        FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2.  PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of nine (9) Properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Temecula/Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

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

Partnership owns or has owned the following properties:

                  Date             Purchase          Date              Sales
Property          Purchased         Price            Sold              Price

Beaumont
320**  *          06-19-89        $   625,000          *                 *
                  09-14-89        $   720,000          *                 *
Victorville
 10               08-15-89        $   420,000      05-08-97          $   127,000
Victorville
 17    *          07-20-89        $   700,000          *                 *
Victorville
 25    *          08-10-89        $ 1,202,000          *                 *
Perris 10 *       08-09-89        $   295,000          *                 *
Elsinore
36.79**           07-10-89        $   360,000      10-06-89          $ 1,152,000
                  07-28-89        $   369,000      10-06-89             ***
Perris 6.44  *    06-20-89        $   930,000          *                 *
Perris 77         10-31-89        $   750,000      02-28-90          $ 1,200,000
Perris 1.93       12-05-89        $    22,500      02-14-95          $    23,000

*        These  Properties   were  still   owned  by  the    Partnership  as  of
         December 31, 1998.
**       Beaumont  320  and  Elsinore 36.79 were  each  acquired in two separate parcels.
***      The two parcels  comprising  Elsinore  36.79 were sold  together  for a total sales price of $1,152,000.

BEAUMONT 320 ACRES. The Partnership acquired from different sellers two adjacent 160 acre parcels of rolling land (the Beaumont-Mudd and Beaumont-Gerwyn parcels) totaling approximately 320 acres. The Property is located approximately 1-1/4 miles south of Interstate Highway 10 (the San Bernardino Freeway). Access to the highway is over Highland Springs Avenue from the Property.

The Property is rectangular in shape and measures 1 mile by 1/2 mile. The terrain varies from level meadows to rolling hills, and in some places steep terrain. Electric power and telephone are currently to the Property. Water is currently supplied by private well on the Property. The current zoning is W-2 and has a master plan overlay. The property has been annexed into the City of Beaumont.

VICTORVILLE 17 PARCEL. This approximately 17 acre parcel is located on Rodeo Road at its intersection with Pebble Beach Drive about 1/4 mile north of Green Tree Lane. The Property is in an already developed part of east central Victorville. The immediate neighborhood is made up of some lower income single family homes, a mobile home community and golf course, and scattered apartment complexes.

The Property is "L" shaped with 800 feet of frontage on Rodeo Road. It is sloped and slightly rolling with a flood control channel on the north property line. All utilities and sewer are in place to the Property. It is zoned R-3 (multi-family residential) Management is evaluating whether the rezoning of the Property to R-1 (single family dwellings) would increase its value.

VICTORVILLE 25 PARCEL.
This approximately 25 acre Property is comprised of two parcels of approximately
12.73 and approximately 12.6 acres respectively. The site is located in the northwest portion of the City of Victorville. The parcels are bounded on the south by Village Drive, the east by Heartherdale and the west by Amargosa. 10

The 12.6 acre parcel is square in shape and is zoned C-2. The 12.73 acre parcel is triangular in size and is zoned R-3, or multi-family residential. Management is evaluating whether the rezoning of all of the Property to R-1 (single family dwellings) would increase its value. Utilities are available to the site and Village Drive is the major traffic corridor in the area.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION As of December 31, 1998 there were approximately 789 holders of Limited Partnership units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 - 1998.

CASH DISTRIBUTIONS

No cash distributions were made during the years ended December 31, 1994-1998.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1994 - 1998 , and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                  (Not Covered By Independent Auditor's Report)

                          1998        1997       1996         1995       1994
                          ----        ----       ----         ----       ----
Income from Sale
   of Property        $        -  $  127,000            -    $ 23,000  $     -
Less: Cost of
  Property sold                     (196,491)                (28,807)
                                                             --------

Gross (loss)                        (969,491)                 (5,807)
Interest Income              391       2,325  $     1,239        473   $ 1,329
Other income                   -          49            -          -         -
                      ----------   ---------   ----------   --------    ------

Total income
   (loss)             $      391  $  (67,117)       1,239  $   (5,334)  $1,329
                      ==========    ========        =====  ===========  ======

Net loss              $ (109,590) $ (103,693)  (3,255,611) $ (570,578)$(1,671)
                      ==========  ==========   ==========  ==========   ======


Net income (loss)
   per Unit*          $   (12.76) $   (12.08)    (379.18)    (66.46)     (.20)
                       ---------- -----------     -------   --------     -----

Cash distribution
    per Unit*         $        -  $        -  $            -  $              -
$            -
                       =========  ==========  ==========   =====        =======
Total assets          $2,437,775  $2,426,366  $2,472,971   $5,559,685 $6,066,564

* (Based on 8,500 Units outstanding at December 31, 1994 - 1998)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Sections 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

RESULTS OF OPERATIONS

During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one Property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one Property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1994-1998, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996 the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,254,195. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated by the predecessor independent accounting firm on August 3, 1998 to remove the appreciation in fair value of land. In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $25,027 for the year ended December 31, 1997.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The partnership has raised a total of $7,571,386, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1995, the Partnership acquired a total of nine Properties for all cash at a total expenditure of $7,172,389, including carrying costs (such as interest expense and property taxes). The partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest expense and property taxes. The Partnership does not intend to acquire any additional Properties. The remaining five Properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

During February 1996, the Partnership procured a loan in the amount of $190,000, secured by one of the properties. The note is due on February 1, 1999 and management intends to extend the note for two years.

In March, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 1998, PacWest has loaned the Partnership $218,442 for ongoing operations under this agreement.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid a fee of $18,960 for its administrative services.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

RISK FACTORS

Year 2000  Compliance.  Many currently  installed  computer systems and software
---------------------
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10 K-SB:

                                                                       Page No.

For the fiscal years ended December 31, 1998 and 1997

   Independent Auditors Reports                                           1, 2

   Balance Sheet as of December 31, 1998                                   3

   Statements of Operations for the years ended December 31,
   1998 and 1997                                                           4

   Statement of Partners' Capital for the years ended
   December 31, 1998 and 1997                                              5

   Statements of Cash Flow for the years ended December 31,
   1998 and 1997                                                           6

   Notes to Financial Statements                                         7 - 12

   Financial Statement Schedules                                         13, 14

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accounting firm. On March 29, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners However, on April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

WILLIAM O. PASSO, 57, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 52 is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1998 the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which none was paid in the year ended December 31, 1998. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the Partnership had 8,500 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1998 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1998. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the


General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of  Payment             December 31, 1998
-------------              --------------  -------             -----------------

Selling Commission and     Up to a maximum of 10% of gross             $856,738
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating Soliciting
(TMP Capital Corp.)        Dealers (which included TMP Capital
                           Corp.) from Units sold by them. Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Reimbursement for          Organizational Expenses paid to the           $91,091
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational   costs  actually
                           incurred  such  as advertising,
                           mailing,   printing  costs,  clerical
                           expenses, legal and accounting fees.

Reimbursement for          The General Partners were reimbursed        $343,082
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the  Properties,  including  the  pur-
                           chase  price of Properties acquired
                           prior to Partnership  formation,
                           out of  pocket  carrying  costs  of
                           such  Properties (such as  interest
                           and  property  taxes)  including
                           actual  interest  incurred on all
                           funds advanced for  the  benefit of
                           the  Partnership,  deposits,  escrow
                           extension  payments,  appraisal  fees,
                           expenses  of feasibility  and other
                           studies  performed  by third parties
                           unaffiliated  with the General Partners
                           and similar  expenses,  but not
                           including  the  General Partners'
                           overhead,   salaries,   travel  or
                           like expenses.


OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of  Payment             December 31, 1998

Property Acquisition       For services rendered in connection
Fees (General Partners     with the acquisition of the Properties
or an affiliate)           acquired by the Partnership, the
                           General   Partners,   or   an
                           affiliate,   received acquisition
                           compensation (either denominated as
                           such, or  as  a  real  estate
                           brokerage   commission,   or
                           otherwise) in the following amounts:
                                   (i)      Acquisition fees:           $475,000
                                   (ii)     Real estate brokerage       $217,033
                                            commission

Partnership Management     A Partnership Management Fee with             $93,718
Fee (General Partners)     respect to each Property until a
                           Property  is  sold  or  improvement
                           of the  Property commences in an
                           annual amount of 1/4 of 1% (.25%) of
                           the cost of the  property,  but not
                           to  exceed  2% of such cost in
                           the aggregate.

Leasing and Property       For leasing an improved Property, or a           $-0-
Management Fees            portion thereof, a commission equal to
(General Partners or       7% for the first year's rent (net
an affiliate)              lease) or 6% of the first year's rent
                           (gross  lease)  decreasing  to 2.5%
                           (net lease) or 2% (gross  lease) of
                           the rent for years  eleven  through
                           thirty. Upon development of the Prop-
                           erties, or any of them, an amount up
                           to 5% of the gross revenues of the
                           Properties  for  supervision  for
                           the  operation  and maintenance  of
                           the  Properties.  Such  leasing  and
                           property   management   fees  shall
                           not  exceed  the competitive   rates
                           that   would  be   charged   by
                           unaffiliated persons.


Interest in Partnership    1% interest in all Partnership                $24,040
Allocation of Each         allocations of Net Income, Net Loss and
Material Item (General     Distributions of Distributable Cash
Partners)                  from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 15% interest in all Partnership                $-0-
(General Partners)         allocations of Net Income and
                           Distributions of  Distributable
                           Cash from Operations and of  Cash
                           from  the  Sale or  Refinancing  of
                           the Properties  subordinated  to a
                           return of all  Limited Partners'
                           Capital  Contributions  plus a
                           cumulative, non-compounded  return
                           of  6%  per  annum  on  their
                           Adjusted Capital Contributions.

Subordinated Real Estate   Real estate commissions with respect to          $-0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of a  Properties;  equal to
                           one-half  the normal and  competitive
                           rate charged by unaffiliated parties,
                           but  payment  shall  be  subordinated
                           to a return of all Limited Partners'
                           Capital contributions, plus a cumulative,
                           noncompounded return  of 6% per  annum
                           on their  Adjusted  Capital
                           Contributions.


SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $56,738 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $91,091. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses and nonrecourse deductions shall be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received distributions equal to their capital contributions plus their preferred return; and thereafter 85% to the Limited Partners and 15% to the General Partners; provided however, no allocation of Net Losses shall be made to a limited partner to the extent that the allocation would create or increase a negative balance in that limited partner's capital account. In the event, a Limited Partner may not be allocated Net Losses, net losses shall be allocated one hundred percent (100%) to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission on the sale are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest Inland Empire, LLC (PacWest)entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services.

PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K
(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1998. However, a Form 8K was filed on March 29, 1999.
(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:
           (3),(4)  and (10.1)      Agreement of Limited  Partnership and  other
                                    material agreements are incorporated by ref-
                                    erence   to  Exhibits (3),(4)   and   (10.1)
                                    to  the   Form   10  Registration Statement,
                                    SEC File No.0-19933 filed on March 19, 1992.

                           27       Financial Data Schedule

                            TMP INLAND EMPIRE IV, LTD
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1998 and 1999



                                                               Table of Contents



Reports of Independent Auditors                                         1-2

Balance Sheet                                                           3

Statements of Operations                                                4

Statements of Partners' Capital                                         5

Statements of Cash Flows                                                6

Notes to Financial Statements                                         7-12

Supplementary Information                                            13-14

                         Report of Independent Auditors

To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheet of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended . These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The financial statements as of December 31, 1997, were examined by other auditors. As discussed in Note 8, they expressed an unqualified opinion on January 28, 1998, and on August 3, 1998 reissued their unqualified opinion for the year ended December 31, 1997.

Swenson Advisors, LLP
SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 26, 1999

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

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998, except for Note 6, as to which the date is August 3, 1998

                           TMP INLAND EMPIRE IV. LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1998


                                     Assets
                                     ------

Cash                                                       $           982
Prepaid Expenses                                                     3,374
Investment in Unimproved Land, net (Note 1)                      2,433,419
                                                           ---------------

         Total Assets                                      $     2,437,775
                                                           ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates (Note 5)                                  $        218,645
Franchise Tax Payable                                                    800
Property Tax Payable                                                  29,264
Notes payable                                                        190,000
Commissions Payable to Affiliate (Note 6)                             70,560
                                                             ---------------

         Total Liabilities                                           509,269
                                                             ---------------


Partners' Capital (Deficit) (Notes 3 and 4)

  General Partners                                                  (56,430)
  Limited Partners; 8,500 Equity Units
    Authorized and Outstanding                                     1,984,936
                                                             ---------------

         Total Partners' Capital                                   1,928,506
                                                             ---------------

         Total Liabilities and Partners' Capital            $      2,437,775
                                                             ===============


                             See Accompanying Notes
                                       -3-



                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997



                                                     1998               1997
                                                     ----               ----

Income

  Sale of Property                             $            -    $      127,000
  Cost of Sales                                             -          (196,491)
                                                -------------          ---------

     Loss on Sale of Property                               -           (69,491)

  Interest Income                                         391             2,325
  Other Income                                              -                49
                                                -------------     --------------

         Total Income or (Loss)                           391           (67,117)
                                                -------------     --------------

Expenses

  Accounting and Financial Reporting                   36,969             7,780
  Management Fees                                      14,220            12,245
  Outside Professional Services                        13,621                 -
  General and Administrative                           37,480                 -
  Interest Expense                                      6,891            15,751
                                                -------------     -------------

         Total Expense                                109,181            35,776
                                                -------------     -------------

Loss Before Income Taxes                            (108,790)          (102,893)
                                                -------------     -------------

  State Franchise Tax                                     800               800
                                                -------------     -------------

  Net Loss                                     $    (109,590)    $     (103,693)
                                                =============     ==============


Allocation of Net Loss

  General Partners, in the Aggregate           $      (1,096)    $       (1,036)
                                                =============     ==============

  Limited Partners, in the Aggregate           $    (108,494)    $     (102,657)
                                                =============     ==============

  Limited Partners, per Equity Unit            $      (12.76)    $       (12.08)
                                                =============     ==============


                             See Accompanying Notes


                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997



                                     General            Limited
                                     Partners           Partners       Total


Partners' Capital (Deficit)
  December 31, 1996            $     (54,298)   $    2,196,087   $     2,141,789
                                -------------    -------------    --------------


Net Loss for 1997                     (1,036)        (102,657)         (103,693)
                                -------------    -------------    --------------

Partners' Capital (Deficit)
  December 31, 1997                  (55,334)       2,093,430         2,038,096
                                -------------   -------------     --------------


Net Loss for 1998                     (1,096)       (108,494)          (109,590)
                                -------------   -------------     --------------

Partners' Capital (Deficit)
  December 31, 1998            $     (56,430)   $    1,984,936   $    1,928,506
                                =============      =============  ==============


                             See Accompanying Notes



                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                     1998               1997
                                                     ----               ----

Cash Flows from Operating Activities
  Net Loss                                    $    (109,590)     $     (111,473)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by
    Operating Activities:
      Loss on Sale of Property                             0             66,491
      Changes in assets and liabilities:
      Increase in Prepaid Expenses                   (3,374)                  0
      Increase in Due to Affiliates                  217,682                557
      Increase or (Decrease) in
        Property Tax Payable                        (94,783)             54,630
      Change in Accrued Interest Payable             (1,900)              1,900
                                               -------------     --------------

Net Cash Provided by Operating Activities              8,035             15,105
                                               -------------     --------------

Cash Flows from Investing Activities
  Proceeds from Sale of Properties                         0            127,000
  Increase in Investment in Unimproved Land         (82,704)            (99,425)
                                               -------------     --------------

Net Cash Provided by (Used in)
  Investing Activities                              (82,704)             27,575
                                               -------------     --------------

Increase or (Decrease) in cash                      (74,669)             42,680

Cash, Beginning                                       75,651             32,971
                                               -------------     --------------

Cash, Ending                                  $          982    $        75,651
                                               =============     ==============

Supplemental Disclosures
   of Cash Flow Information

Cash paid for income taxes                    $          800    $           800
                                               =============     ==============

Cash paid for interest                        $        1,900    $        20,900
                                               =============     ==============

Other Disclosures
See Note 6 for information on the Partnership's non-cash financing activities during the years ended December 31, 1998 and 1997.


                             See Accompanying Notes

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


Note 1 - General and Summary of Significant Accounting Policies

         General - TMP Inland Empire IV, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $928,614 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

         Income Taxes - The Partnership is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

         New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the financial statements of the Partnership.

Note 2 - Organization of the Partnership

         The Partnership was originally formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the General Partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. One parcel was sold in 1989, another parcel was sold in 1990, a third parcel was sold in 1995, and a fourth parcel was sold in 1997.

         The  partnership  agreement  provides  for two  types  of  investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners' Contributions

         The Partnership offered for sale 8,500 units at $1,000 each to qualified investors. As of December 31, 1989, all 8,500 units had been sold for total limited partner contributions of $8,500,000. There have been no contributions made by the General Partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 4 - Allocation of Profits, Losses and Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distribution. There were no distributions in 1998 or 1997.

Note 5 - Agreements With PacWest Inland Empire, LLC

         In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships. In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibil-ity for all partnership administration while not replacing any of the General Partners.

         In addition, PacWest has agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

         PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

         In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1998, the Partnership has an amount due of $218,442 to PacWest related to the aforementioned agreements.

                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 6 - Related Party Transactions

         Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $850,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of approximately $365,000 paid in prior years to TMP Properties, TMP Investments, Inc.,and the General Partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $12,245 in partnership management fees to the General Partners for the year ended December 31, 1997. The Partnership was also charged $9,876 during the year ended December 31, 1997 by the General Partner and an affiliated company of the General Partner for office, secretarial and advertising expenses. At December 31, 1998 ther were no similar amounts payable to the General Partners or the affiliated company.

Note 7 - Notes Payable

         During February 1996, the Partnership borrowed $190,000 from a unrelated party. The Note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The Note was due on February 1, 1999 but is in the process of being extended. Interest accrues at 12% per annum payable in monthly installments of $1,900 starting March 1, 1997. Through December 31, 1998, $64,727 of interest had been capitalized to the respective land's carrying cost.

Note 8 - Restatement and Reissuance of 1997 Financial Statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1995 and 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,816,439. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were re-stated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

         In addition, certain carrying costs of land that were previously capitalized have also been restated as expenses in the amount of $35,776 for the year ended December 31, 1997.



                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1998

Note 9 - Property Taxes Payable

         Property taxes payable at December 31, 1998 of $29,264 relates to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. Remaining amounts are due as follows for the years ending December 31,:

                                    2000                        $        7,321
                                    2001                                 7,321
                                    2002                                 7,321
                                    2003                                 7,301
                                                                 -------------
                                                                $       29,264

Note 10 - Sale and Related Cost of Property Sold


         The following summarizes the loss on sale of the 10 acres at Victorville in 1997:

         Sale Price                                     $      127,000
                                                         -------------

         Less:
         Cost of Parcel                                        410,000
         Decline in Fair Value of Land                       (319,494)
         Acquisition Fees                                       33,383
         Development Costs                                       9,810
         Carrying Costs                                         62,792
                                                         -------------

         Total Costs                                           196,491

         Loss on Sale of Property                       $     (69,491)
                                                         =============


                           TMP INLAND EMPIRE IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1998

Note 11 - Year 2000 Issue (unaudited)

         Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Company's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTARY INFORMATION


                                                      TMP INLAND EMPIRE IV, LTD
                                                 (A California Limited Partnership)
                                       Schedule II - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1998



COLUMN    A               B            C                  D                 E               F             G           H
------------------------------------------------------------------------------------------------------------------------------------

                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 Perris CA                 -0-      $  1,001,160          -0-   $ 134,012   $1,135,172      -0-           n/a       6/23/89      n/a
Unimproved land -
 Perris, CA                -0-           331,768          -0-     153,423      485,191      -0-           n/a       8/9/89       n/a
Unimproved land -
Beaumont, CA               -0-           732,567       $1,772     146,624      880,963      -0-           n/a       9/14/89      n/a
Unimproved land -
 Beaumont, CA              -0-           821,842        3,577     142,245      967,664      -0-           n/a       6/19/89      n/a
Unimproved land -
 Victorville, CA           -0-           769,718          -0-     138,660      908,378      -0-           n/a       7/14/89      n/a
Unimproved land -
  Victorville, CA        29,264        1,322,099          -0-     230,923    1,553,022      -0-           n/a       8/10/89      n/a
                         ------         ---------      ------     -------    ---------      ---

                       $ 29,264     $  4,979,154       $5,349   $ 973,316   $5,930,390      -0-
                       ========     ============       ======   =========   ==========      ===


Less valuation allowance:                                                  ($3,496,971)
                                                                           -----------

Net carrying value                                                          $2,433,419
                                                                            ==========

Reconciliation of
carrying amount
---------------

Beginning balance                   $  2,350,715

Additions
 Carrying Costs        $82,704
                        ------
  Total Additions                         82,704

Total Deductions                             -0-
                                          ------

Ending balance                      $  2,433,419
                                     ===========



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    APRIL 15, 1999
     -------------------------

             TMP Inland Empire IV, Ltd.
          A California Limited Partnership

                By: TMP Investments, Inc., a California Corporation as Co-General Partner

                By:       /S/ WILLIAM O PASSO
                     ---------------------------------------
                         William O. Passo, President

                By:      /S/ ANTHONY W THOMPSON
                     ---------------------------------------
                         Anthony W. Thompson, Exec. VP


                By: TMP Properties, a California General
                Partnership as Co-General Partner

                By:      /S/  WILLIAM O PASSO
                     ---------------------------------------
                         William O. Passo, General Partner

                By:      /S/  ANTHONY W THOMPSON
                     ---------------------------------------
                         Anthony W. Thompson, General Partner

                By:      /S/ SCOTT E MCDANIEL
                     ---------------------------------------
                         Scott E. McDaniel, General Partner