Form 10QSB
period 1999-03-31
TMP INLAND EMPIRE IV LTD
filed 1999-05-14
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                           Commission File No. 0-19933

                           TMP INLAND EMPIRE IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


         CALIFORNIA                                  33-0341829
(State or other jurisdiction             (I.R.S.Employer Identification No.)
of incorporation or organization)

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including area code)


Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:____Yes__X__No

 PART I - FINANCIAL INFORMATION

 Item 1.         Financial Statements

The following financial statements are filed as a part of this Form 10-QSB:

Balance Sheets as of March 31, 1999 and December 31, 1998, Statements of Income for the three months ended March 31, 1999 and 1998, Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998 (b) the financial position at March 31, 1999 and (c) the cash flows for the three-months ended March 31, 1999 and March 31, 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                March 31,         December 31,
                                                  1999                1998
                                              (unaudited)
                                              -----------         ------------
                                     Assets

Cash                                        $     1,931          $          982
Prepaid Expenses                                     --                   3,374
Investment in Unimproved Land,
        net (Note 1)                          2,482,752               2,433,419
                                              ---------               ---------

         Total Assets                       $ 2,484,683          $    2,437,775
                                            ===========               =========

                        Liabilities and Partners Capital

Due to Affiliates (Note 5)                  $   281,660          $      218,645
Property Taxes Payable (Note 8)                  42,833                  29,264
Franchise Tax Payable                               800                     800
Commission Payable to Affiliate (Note 6)         70,560                  70,560
Note Payable (Note 7)                           190,000                 190,000
                                                -------                --------

         Total Liabilities                      585,853                 509,269
                                                -------                 -------

General   Partners                            (  56,727)               ( 56,430)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding            1,955,557               1,984,936
                                              ---------               ---------


         Total Partners' Capital              1,898,830               1,928,506
                                              ---------               ---------

         Total Liabilities and
            Partners' Capital               $ 2,484,683              $2,437,775
                                             ==========              ==========



















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                  March 31           March 31
                                                    1999               1998
                                                    ----               ----

Income

     Interest                                   $    --            $      392
                                                  -------            --------

         Total Income                                --                   392

Expenses
     Accounting & Financial Reporting               5,725               8,101
     Outside Professional Services                  6,536               7,657
     General   & Administrative                     4,193                 376
     Interest                                      12,422                  --
                                                   -------            -------

         Total Expenses                            28,876              16,134
                                                  -------             --------

         Loss Before Income Taxes                  28,876             15,742

     State Franchise Tax                              800                800
                                                  -------            --------

         Net Loss                               $  29,676          $  16,542
                                                =========           =========


Allocation of Net Loss  (Note 4):

General   Partners, in the Aggregate:           $    (297)        $     (165)
                                                 =========         ==========

Limited Partners, in the Aggregate:             $ (29,379)        $  (16,377)
                                                ==========         ==========

Limited Partners, per Equity Unit:              $   (3.46)        $    (1.92)
                                                 =========         ==========















                 See Accompanying Notes to Financial Statements


                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                         Three Months Ended
                                                      March 31         March 31
                                                        1999             1998
                                                      --------         --------

Cash Flows from Operating Activities:

Net Loss                                             $ (29,676)        $(16,542)
Adjustments to Reconcile Net Loss to net cash
     Provided By (Used In) Operating Activities:
       Increase (Decrease) in Due to Affiliates         63,015           (3,760)
       Decrease in Prepaid Expenses                      3,374               --
       Increase in Property Taxes Payable               13,569           14,555
       Increase in Accounts Payable                         --           (4,068)
                                                       --------        --------

     Net Cash Provided By
       (Used In) Operating Activities                   50,282          (9,815)
                                                       --------         -------

Cash Flow from Investing Activities:
      Increase in Investment in Unimproved Land       (49,333)          (22,673)
                                                      --------         --------
     Net Cash Used in Investing Activities            (49,333)          (22,673)
                                                      --------         --------

Increase (Decrease) in Cash                               949           (32,488)

Cash, Beginning of Period                                 982            75,651
                                                      --------         --------

Cash, End of Period                                  $  1,931          $ 43,163
                                                      =======           =======

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $     800         $    800
                                                      ========         ========

Cash Paid for Interest                               $   5,700         $  5,700
                                                      ========          =======

Other Disclosures:
See Note 6 for information on the Partnership's non-cash financial activities during the periods ended March 31, 1999 and 1998









                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)


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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income Taxes - The Partnership is treated as a general and limited partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

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

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed with TMP Properties (A California general partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired nine separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. One parcel was sold in 1989, another parcel was sold in 1990, a third parcel was sold in 1995, and a fourth parcel was sold in 1997.

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners Contributions

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners. There were no distributions in 1999 or 1998.

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 1999, the Partnership has an amount due of approximately $282,000 to PacWest related to the aforementioned agreements.

See Note 5 regarding information on management of the Partnership during 1999.

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

Investment in unimproved land includes acquisition fees of $365,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the general partners, for services rendered in connection with the acquisition of the properties.

The Partnership paid $12,245 in partnership management fees to the general partners for the year ended December 31,1997. The Partnership was also charged $9,876 during the year ended December 31, 1997 by the general partners and an affiliated company of the general partner for office, secretarial and advertising expenses. At March 31, 1999 the Partnership had a payable of $203 to the general partner and the affiliated company.

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                  (Unaudited )

At March 31, 1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 1998 the limited partners had not received such a return and therefore this amount is not currently due.

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but is in the process of being extended. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. Through March 31, 1999, $70,427 of interest has been capitalized to the respective land's carrying cost.

Note 8 - Property Taxes Payable

Total property taxes payable as of March 31, 1999, of $42,833 consists of $29,264 relating to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. Payment plan amounts are due as follows:

Year ending December 31, 2000                $  7,321
Year ending December 31, 2001                   7,321
Year ending December 31, 2002                   7,321
Year ending December 31, 2003                   7,301
                                                -----
                                             $ 29,264

The remaining balance of property taxes payable is for current year taxes and was paid in April 1999.

Note 9 - Restatement  and  Reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of (SFAS 121), the 1995 and 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,816,439. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements were restated to reverse the appreciation in fair value of land.

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                  (Unaudited )

Note 10 - Year 2000 Issue (unaudited)

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnership's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                           TMP INLAND EMPIRE IV, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999


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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one Property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one Property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1994-1998, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996 the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market. In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,816,439. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,741,509 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to remove the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 1999 and 1998

There was no revenue of the Partnership during the three-month period ended March 31, 1999. Partnership revenues during the three-month period ended March 31, 1998, consisted of interest income. No properties were sold during the periods presented.

Investing Activities used approximately $49,000 for the three months ended March 31, 1999 and $23,000 for the three months ended March 31, 1998, most of which was used to pay development and carrying costs of the unimproved land held for investment.

The Partnership had five properties as of March 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $7,571,386, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1995, the Partnership acquired a total of nine Properties for all cash at a total expenditure of $7,172,389. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining five properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

On March 1, 1996, the Partnership procured a loan in the amount of $190,000, secured by one of the properties. The note is due on February 1, 1999 and management intends to extend the note for two years.

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

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $18,960 for its administrative services.

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

Date:  May 17, 1999

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


       By:  TMP Properties, a California General Partnership as
            Co-General Partner

                              \s\ William O. Passo
                     By:___________________________________
                         William O. Passo, general  Partner

                              \s\ Anthony W. Thompson
                     By:___________________________________
                        Anthony W. Thompson, general  Partner

                              \s\ Scott E. McDaniel
                     By ____________________________________
                                Scott E. McDaniel



         By:    JAFCO, Inc., A California Corporation
                                 as Chief Accounting Officer

                   \s\ John A. Fonseca
              By ____________________________________
                   John A. Fonseca, President