Form 10QSB
period 1999-06-30
TMP INLAND EMPIRE IV LTD
filed 1999-08-05
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1999
                           Commission File No. 0-19933

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

Balance Sheets as of June 30, 1999 and December 31, 1998, Statements of Income for the three and six months ended June 30, 1999 and 1998, Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998 (b) the financial position at June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               June 30,          December 31,
                                                 1999                1998
                                              (unaudited)
                                              ------------       -------------
                                     Assets

Cash                                          $      2,301       $        982
Prepaid Expenses                                         0              3,374
Investment in Unimproved Land, net (Note 1)      2,517,043          2,433,419
                                              ------------       ------------

   Total Assets                               $  2,519,344       $  2,437,775
                                              ============       ============

                        Liabilities and Partners Capital

Accounts Payable                              $        265       $          0
Due to Affiliates (Note 5and 6)                    357,239            218,645
Property Taxes Payable (Note 8)                     29,264             29,264
Franchise Tax Payable                                  800                800
Commission Payable to Affiliate (Note 6)            70,560             70,560
Note Payable (Note 7)                              190,000            190,000
                                              ------------       ------------

    Total Liabilities                              648,128            509,269

General Partners                                  (57,003)           (56,430)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding               1,928,219          1,984,936
                                              ------------       ------------


    Total Partners' Capital                      1,871,216          1,928,506
                                              ------------       ------------

    Total Liabilities and Partners' Capital   $  2,519,344       $  2,437,775
                                              ============       ============


















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                 June 30             June 30
                                                   1999                1998
                                              ------------       ------------

Income
   Interest                                   $          0       $          0
                                              ------------       ------------

Total Interest Income                                    0                  0

Expenses
   Accounting & Financial Reporting                  8,317              3,524
   Outside Professional Services                     6,506              6,720
   General   & Administrative                        3,088              9,647
   Interest                                          9,706              773
                                              ------------       ------------

Total Expenses                                      27,617             20,664
                                              ------------       ------------

Loss Before Taxes                                  (27,617)           (20,664)

   State Franchise Tax                                   0                  0
                                              ------------       ------------

Net Loss                                      $    (27,617)      $    (20,664)
                                              ============       ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:        $      (276)       $      (207)
                                              ============       ============

   Limited Partners, in the Aggregate:        $    (27,341)      $    (20,457)
                                              ============       ============

   Limited Partners, per Equity Unit:         $      (3.22)      $      (2.40)
                                              ============       ============















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                        Six Months Ended
                                                  June 30             June 30
                                                    1999               1998
                                               ------------       ------------

Income
   Interest                                    $          0       $        392
                                               ------------       ------------

Total Interest Income                                     0                392

Expenses
   Accounting & Financial Reporting                  14,042             11,625
   Outside Professional Services                     13,043             14,377
   General   & Administrative                         7,277             10,023
   Interest                                          22,128              773
                                               ------------       ------------

Total Expenses                                       56,490             36,798
                                               ------------       ------------

Loss Before Taxes                                   (56,490)           (36,406)

   State Franchise Tax                                  800                800
                                               ------------       ------------

Net Loss                                       $    (57,290)       $   (37,206)
                                               ============       ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:         $       (573)       $      (372)
                                               ============       ============

   Limited Partners, in the Aggregate:         $    (56,717)       $   (36,834)
                                               ============       ============

   Limited Partners, per Equity Unit:          $      (6.67)       $     (4.33)
                                               ============       ============















                 See Accompanying Notes to Financial Statements


                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                           Six Months Ended
                                                     June 30           June 30
                                                      1999               1998
                                                   ------------   ------------

Cash Flows from Operating Activities:

Net Loss                                           $   (57,290)  $    (37,206)
  Adjustments to Reconcile Net Loss to net cash
  Provided By (Used In) Operating Activities:
     Increase in Due to Affiliates                     138,594         33,676
     Decrease in Prepaid Expenses                        3,374              0
     Increase in Accounts Receivable                         0          (323)
     Decrease in Property Taxes Payable                      0        (15,052)
     Increase in Accounts Payable                          265
                                                   ------------   ------------

        Net Cash Provided By  (Used In)
           Operating Activities                         84,943        (18,905)

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land          (83,624)       (50,535)
                                                   ------------   ------------
        Net Cash Used in Investing Activities          (83,624)       (50,535)
                                                   ------------   ------------

Increase (Decrease) in Cash                              1,319        (69,440)

Cash, Beginning of Period                                  982         75,651
                                                   ------------   ------------

Cash, End of Period                                $     2,301   $      6,211
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                $       800   $        800
                                                   ============   ============

Cash Paid for Interest                             $     5,700   $      5,700
                                                   ============   ============








                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


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

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                  (Unaudited )

Note 5 - Agreements with PacWest (con't)

while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and the ten other related TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has an amount due of approximately $357,000 to PacWest related to the aforementioned agreements.

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

The Partnership paid $12,245 in partnership management fees to the general partners for the year ended December 31,1997. The Partnership was also charged $9,876 during the year ended December 31, 1997 by the general partners and an affiliated company of the general partner for office, secretarial and advertising expenses. At June 30, 1999 the Partnership had a payable of $203 to the general partner and the affiliated company.

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                  (Unaudited )

Note 6 - Related Party Transactions (con't)

At June 30, 1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but is in escrow to be extended until June 1, 2001. Escrow fees for the refinance of the note have been paid by the Partnership in the amount of approximately $10,000. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of June 30, 1999, $76,127 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

Property taxes payable as of June 30, 1999 of $29,264 relates to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment of 25% of the balance due to be paid in April 2000, and 33%, 50% and 100% in subsequent years. Approximate amounts due are as follows:

     April 10, 2000                            $7,321
     April 10, 2001                             7,321
     April 10, 2002                             7,321
     April 10, 2003                             7,301
                                                -----
                                              $29,264
                                              =======


These amounts will increase annually as interest accrues at a rate of 1.5% on the remaining balance.

Note 9 - Year 2000 Issue (unaudited)

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999


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

Results of Operations
---------------------

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 1999 and 1998
--------------------------------------------

There was no revenue of the Partnership during the six-month period ended June 30, 1999. Partnership revenues during the six-month period ended June 30, 1998, consisted of interest income. No properties were sold during the periods presented.

Investing Activities used approximately $84,000 for the six months ended June 30, 1999 and $51,000 for the six months ended June 30, 1998, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, increased by approximately $6,950, or 25%, due primarily to the increase in Accounting and Financial Reporting and Interest Expense. Accounting and financial reporting recognizes the costs associated with the enhancing of the accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $8,900 or 92% pursuant to the Financing Agreement with PacWest entered into April 1, 1998. General and Administrative costs decreased during the period by $6,559 due to certain services provided during the period ended June 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $16,700, or 30%, due primarily to the increase in accounting and financial reporting and interest expense. Accounting and financial reporting recognizes the costs associated with the enhancing of the accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $21,400 or 97% pursuant to the Financing Agreement with PacWest entered into April 1, 1998and therefore only three months of interest expense was incurred during the period ended June 30, 1998.

A decrease of $3,374 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended June 30, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for all operating costs are received from PacWest.

The Partnership had five properties as of June 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

On March 1, 1996, the Partnership procured a loan in the amount of $190,000, secured by one of the properties. The note was due on February 1, 1999 and management extended the note for two years.

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

Date:  August 3, 1999

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