Form 10QSB
period 1999-09-30
TMP INLAND EMPIRE IV LTD
filed 1999-11-10
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999
                           Commission File No. 0-19933

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

Balance Sheets as of September 30, 1999 and December 31, 1998, Statements of Income for the three and nine months ended September 30, 1999 and 1998, Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998 (b) the financial position at September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            September 30,      December 31,
                                              1999                1998
                                            (unaudited)       __________
                                            ----------
                             Assets

Cash                                          $      1,914      $           982
Prepaid Expenses                                         0                3,374
Investment in Unimproved Land, net (Note 1)      2,556,501            2,433,419
                                              ------------          ------------

   Total Assets                               $  2,558,415      $     2,437,775
                                              ============          ============

           Liabilities and Partners Capital

Accounts Payable                              $        512      $             0
Due to Affiliates (Note 5and 6)                    406,306              218,645
Property Taxes Payable (Note 8)                     42,834               29,264
Franchise Tax Payable                                  800                  800
Commission Payable to Affiliate (Note 6)            70,560               70,560
Note Payable (Note 7)                              190,000              190,000
                                              ------------          ------------

    Total Liabilities                              711,012              509,269

General Partners                                  (57,241)              (56,430)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding               1,904,644            1,984,936
                                              ------------          ------------


    Total Partners' Capital                      1,847,403            1,928,506
                                              ------------          ------------

    Total Liabilities and Partners' Capital   $  2,558,415      $     2,437,775
                                              ============          ============


















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                           Three Months Ended
                                                 September 30       September 30
                                                        1999             1998
                                                ------------        ------------

Income
   Interest                                     $          0       $          0
                                                ------------        ------------

Total Interest Income                                      0                  0

Expenses
   Accounting & Financial Reporting                    3,692             10,508
   Outside Professional Services                       6,225             12,612
   General   & Administrative                          3,170             20,009
   Interest                                           10,725                985
                                                ------------       ------------

Total Expenses                                        23,812             44,114
                                                ------------       ------------

Loss Before Taxes                                    (23,812)          (44,114)

   State Franchise Tax                                     0                  0
                                                ------------       ------------

Net Loss                                        $    (23,812)      $    (44,114)
                                                ============        ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $       (238)      $       (441)
                                                ============        ============

   Limited Partners, in the Aggregate:          $    (23,574)      $    (43,673)
                                                ============        ============

   Limited Partners, per Equity Unit:           $      (2.80)      $      (5.14)
                                                ============        ============















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                                       Nine months ended
                                                 September 30      September 30
                                                        1999             1998
                                                 ------------       ------------

Income
   Interest                                      $       0          $       392
                                                 ------------       ------------

Total Interest Income                                    0                  392

Expenses
   Accounting & Financial Reporting                 17,735               22,133
   Outside Professional Services                    20,018               26,989
   General   & Administrative                        9,697               29,842
   Interest                                         32,853                1,758
                                              ------------          ------------

Total Expenses                                      80,303               80,722
                                              ------------          ------------

Loss Before Taxes                                  (80,303)             (80,330)

   State Franchise Tax                                 800                  800
                                              ------------          ------------

Net Loss                                      $    (81,103)         $   (81,130)
                                              ============          ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:        $       (811)         $      (811)
                                              ============          ============

   Limited Partners, in the Aggregate:        $    (80,292)         $   (80,319)
                                              ============          ============

   Limited Partners, per Equity Unit:         $      (9.45)         $     (9.45)
                                              ============          ============















                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                            Nine months ended
                                                   September 30     September 30
                                                       1999               1998
                                                 ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                         $   (81,103)       $   (81,130)
  Adjustments to Reconcile Net Loss to net cash
  Provided By (Used In) Operating Activities:
     Increase in Due to Affiliates                   187,662            100,969
     Decrease (Increase) in Prepaid Expenses           3,374             (8,923)
     Decrease in Property Taxes Payable               13,570            (26,344)
     Increase in Accounts Payable                        512              4,618
                                                 ------------       ------------

        Net Cash Provided By  (Used In)
        Operating Activities                         124,015            (10,810)

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land       (123,082)           (60,069)
                                                 ------------       ------------
        Net Cash Used in Investing Activities       (123,082)           (60,069)
                                                 ------------       ------------

Increase (Decrease) in Cash                              932            (70,879)

Cash, Beginning of Period                                982             75,651
                                                 ------------       ------------

Cash, End of Period                              $     1,914        $     4,772
                                                 ============       ============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                              $       800        $       800
                                                 ============       ============

Cash Paid for Interest                           $     5,700        $     5,700
                                                 ============       ============









                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine months ended September 30, 1999
                                   (Unaudited)


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

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine months ended September 30, 1999
                                   (Unaudited)

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

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for the TMP Land Partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine months ended September 30, 1999
                                  (Unaudited )

and  assumed  responsibility  for  all  partnership   administration  while  not
replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 1999, the Partnership has an amount due of approximately $406,000 to PacWest related to the aforementioned agreements.

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

The Partnership paid $12,245 in partnership management fees to the general partners for the year ended December 31,1997. The Partnership was also charged $9,876 during the year ended December 31, 1997 by the general partners and an affiliated company of the general partner for office, secretarial and advertising expenses. At September 30, 1999 the Partnership had a payable of $203 to the general partner and the affiliated company.

At September 30, 1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine months ended September 30, 1999
                                  (Unaudited )

his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $10,000. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of September 30, 1999, $81,827 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $42,834 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment of 25% of the balance due to be paid in April 2000, and 33%, 50% and 100% in subsequent years. The additional liability relates to current property taxes that will be paid in December 1999. Approximate amounts due on the payment plan are as follows:

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                  For the nine months ended September 30, 1999


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

Fiscal Quarters Ended September 30, 1999 and 1998

There was no revenue of the Partnership during the three and nine-month periods ended September 30, 1999 or the three-month period ended September 30, 1998.
Partnership revenues during the nine-month period ended September 30, 1998 consisted of interest income.
No properties were sold during the periods presented.

Investing Activities used approximately $123,000 for the nine months ended September 30, 1999 and $60,000 for the nine months ended September 30, 1998, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended September 30, 1999 compared with the three months ended September 30, 1998, decreased by approximately $20,000, or 85%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $6,800. Outside Professional Services decrease is primarily related to certain insurance expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $16,839 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999. Interest Expense increased by approximately $9,700 or 91% pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total expenses for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, decreased by approximately $400, or less than 1%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $4,400. Outside Professional Services decrease is primarily related to certain insurance expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $20,145 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999. Interest Expense increased by approximately $31,100 or 95% pursuant to the Financing Agreement with PacWest entered into April 1, 1998and therefore only three months of interest expense was incurred during the period ended September 30, 1998.

A decrease of $3,374 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended September 30, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had five properties as of September 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

On March 1, 1996, the Partnership procured a loan in the amount of $190,000, secured by one of the properties. The note was due on February 1, 1999 and management extended the note due date until June 2001.

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

Date:  October 15, 1999

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