Form 10KSB
period 1999-12-31
TMP INLAND EMPIRE IV LTD
filed 2000-03-31
CIK 885051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from __to__

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
                              --------------------

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                          ---------------------------
N/A                                                   N/A

Securities registered under Section 12 (g) of the Exchange Act:

 Title of each class                   Name of each exchange on which registered
-------------------                          ---------------------------
Units of limited Partnership Interest                  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
 .  Yes []  No [X ]

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

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

TMP Inland Empire IV. Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which is being filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1999.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units ("Unit(s)") for all cash in multiples of $1,000 per Unit. A total of 8,500 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC ("PacWest"), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

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

Each Unit shall have equal voting rights.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of Net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended, as set forth in Section 4.5 of the Partnership Agreement.

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

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, downzoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

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
Victorville
 17    *          07-20-89        $   700,000          *                 *
Victorville
 25    *          08-10-89        $ 1,202,000          *                 *
Oleander 10 *     08-09-89        $   295,000          *                 *
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



*    These  Properties  are owned by the  Partnership  as of December 31, 1999.
**   Beaumont 320 and Elsinore 36.79 were each acquired in two separate parcels.
*** The two parcels comprising Elsinore 36.79 were sold together for a total sales price of $1,152,000.

BEAUMONT 320 . The Partnership acquired from different sellers two adjacent 160 acre parcels of rolling land (the Beaumont-Mudd and Beaumont-Gerwyn parcels) totaling approximately 320 acres. The Property is located approximately 1-1/4 miles south of Interstate Highway 10 (the San Bernardino Freeway). Access to the highway is over Highland Springs Avenue from the Property.

The Property is rectangular in shape and measures 1 mile by 1/2 mile. The terrain varies from level meadows to rolling hills, and in some places steep terrain. Electric power and telephone are currently to the Property. Water is currently supplied by private well on the Property. The current zoning is R-1.

VICTORVILLE 17 . This 17.44 acre parcel is located on Rodeo Road at its intersection with Pebble Beach Drive about 1/4 mile north of Green Tree Blvd. The property is in an already developed part of east central Victorville. The immediate neighborhood is made up of some lower income single family homes, a mobile home community and golf course, and scattered apartment complexes. There is currently a residential tract under construction that is adjacent to the property. The property is "L" shaped with 800 feet of frontage on Rodeo Road. It is sloped and slightly rolling with a flood control channel on the north property line. All utilities and sewer are in place to the Property.

There is a tentative tract map for 70 lots submitted to the City of Victorville and management plans to list the property for sale as soon as the tentative tract map has been approved sometime in Q2 2000.

VICTORVILLE 25. This approximately 25-acre property is comprised of two parcels of approximately 12.73 and 12.6 acres. The site is located in the northwest portion of the City of Victorville. The parcels are bounded on the south by Village Drive, the east by Heartherdale and the west by Amargosa.

The 12.6 acre parcel is square in shape and is zoned C-2. The 12.73-acre parcel is triangular in size and is zoned R-3, or multi-family residential. Management believes the property would be approved for a zone change to R-1 (single family dwellings) and has the potential for 120 lots. Utilities are available to the site and Village Drive is the major traffic corridor in the area. The property is expected to be listed for sale for $740,000 in the first quarter of 2000.

OLEANDER 10. This property is approximately a 10-acre parcel south of Oleander Avenue and east of Decker Road in Perris, CA, just 1/2 mile west of Interstate Highway 215. This parcel is zoned M-M, which is a type of industrial zoning. It is surrounded by other industrial property. Water, sewer and power are currently accessible at the property.

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

PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. The area surrounding the Property is in transition from rural vacant land to medium density residential, industrial and commercial. Zoning was recently changed to C-2 to allow commercial development. Electricity, telephone and water are to the Property and sewer is within one mile, however, septic tank use is also currently permitted. This property is expected to be listed for sale during the year 2000.

ITEM 3.  LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999 there were approximately 770 holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 - 1999.

CASH DISTRIBUTIONS

No cash distributions were made during the years ended December 31, 1995-1999.A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1995 - 1999, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.


                                   (UNAUDITED)

                              YEAR ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                          1999       1998        1997      1996        1995
                          ----       ----        ----      ----        ----

Income -
Sale of Property    $        0  $       --  $  127,000  $        --  $   23,000
Less: Cost of
 Property sold      $        0                (196,491)                 (28,807)
                    ----------  -----------------------------------------------
Gross (loss)        $        0                 (69,491)                  (5,807)

Interest Income     $        0         391       2,325  $     1,239         473
Other income        $        0           0          49           --          --
                    ----------  ----------  ----------  -----------  ----------
Total income (loss) $        0  $      391  $  (67,117)       1,239  $   (5,334)
                    ==========  ==========  ==========  -----------  ----------
Net loss            $ (112,474)  $(109,590) $ (103,693) $(3,255,611) $ (570,578)
                    ==========  ==========   =========  ===========  ==========
Net income (loss
 per Unit*$             (13.10) $   (12.76) $   (12.08) $   (379.18) $   (66.46)
                    ==========  ==========  ==========  ===========  ===========

Cash distribution
 per Unit*          $      --   $       --  $       --  $       --   $      --
                    ==========  ==========  ==========  ==========   ==========
Total assets        $2,620,630  $2,437,775  $2,426,366  $2,472,971   $5,559,685
                    ==========  ==========  ==========  ==========   ==========

* (Based on 8,500 Units outstanding at December 31, 1995 - 1999)

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

This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached Partnership's audited financial statements and notes thereto for the fiscal year ended December 31,1999.

During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1995-1999, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996, the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 1999 and 1998
--------------------------------------

There was no revenue of the Partnership during the year ended December 31, 1999. Partnership revenues during the year ended December 31, 1998 consisted of interest income. No properties were sold during the periods presented.

Investing Activities used approximately $184,000 for the year ended December 31, 1999 and $83,000 for the year ended December 31, 1998, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the year ended December 31, 1999 compared with the year ended December 31, 1998, increased by approximately $2,500, or 2%, due primarily to the increase in Interest Expense and Outside Professional Services. These increases were partially offset by decreases in Accounting & Financial Reporting and General & Administrative Expense. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $10,000. General and Administrative costs decreased during the period by $22,517 due to certain services provided during the period ended December 31, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999. Interest Expense increased by approximately $34,000 pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only nine months of interest expense was incurred during the period ended December 31, 1998.

A decrease of $3,374 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended December 31, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had five properties as of December 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $7,571,386, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1995, the Partnership acquired a total of nine Properties for all cash at a total expenditure of $7,172,389. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining five properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

The Partnership is currently soliciting third party financing on two of the properties for a total of $500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $18,960 for its administrative services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                       Page No.

For the fiscal years ended December 31, 1999 and 1998

         Report of Independent Auditors                                   17

         Balance Sheets as of December 31, 1999 and 1998                  18

         Statements of Operations for the years ended December 31,
         1999 and 1998                                                    19

         Statement of Partners' Capital for the years ended
         December 31, 1999 and 1998                                       20

         Statements of Cash Flow for the years ended December 31,
         1999 and 1998                                                    21

         Notes to Financial Statements                                    22-26

         Financial Statement Schedules                                    27,28

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire IV, Ltd.

(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

/S/ SWENSON ADVISORS LLP

Temecula, California
March 17, 2000



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 1999 and 1998

                                               1999                  1998
                                               ----                  ----

                                     Assets

Cash                                           $      3,427       $        982
Prepaid Expenses                                          0              3,374
Investment in Unimproved Land, net (Note 1)       2,617,203          2,433,419
                                               ------------       ------------

   Total Assets                                $  2,620,630       $  2,437,775
                                               ============       ============

                       Liabilities and Partners' Capital

Due to Affiliates (Note 5and 6)                $    508,663       $    218,645
Property Taxes Payable (Note 8)                      34,575             29,264
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)             70,560             70,560
Note Payable (Note 7)                               190,000            190,000
                                               ------------       ------------

    Total Liabilities                               804,598            509,269

General Partners                                    (57,555)           (56,430)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding                1,873,587          1,984,936
                                               ------------       ------------


    Total Partners' Capital                       1,816,032          1,928,506
                                               ------------       ------------

    Total Liabilities and Partners' Capital    $  2,620,630       $  2,437,775
                                               ============       ============









                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                    1999             1998
                                                ------------       ----------

Income

   Interest                                     $          0       $        391
                                                ------------       ------------

Total Interest Income                                      0                391
                                                ------------       ------------

Expenses

   Accounting & Financial Reporting                   26,837             36,969
   Outside Professional Services                      29,233             27,841
   General   & Administrative                         14,963             37,480
   Interest                                           40,641              6,891
                                                ------------       ------------

Total Expenses                                       111,674            109,181
                                                ------------       ------------

Loss Before Income Taxes                            (111,674)          (108,790)

State Franchise Tax                                      800                800
                                                ------------       ------------

Net Loss                                        $   (112,474)       $  (109,590)
                                                ============       ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $     (1,125)       $    (1,096)
                                                ============       ============

   Limited Partners, in the Aggregate:          $   (111,349)       $  (108,494)
                                                ============       ============

   Limited Partners, per Equity Unit:           $     (13.10)       $    (12.76)
                                                ============       ============









                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998

                                          General      Limited
                                         Partners     Partners        Total

Partners' Capital (Deficit),
 January 1, 1998                         $ (55,334)  $ 2,093,430  $ 2,038,096

Net Loss for 1998                           (1,096)    (108,494)    (109,590)
                                            -------    ---------    ---------
Partners' Capital (Deficit),
 December 31, 1998                         (56,430)    1,984,936    1,928,506

Net Loss for 1999                           (1,125)    (111,349)    (112,474)
                                            -------    ---------    ---------

Partners' Capital (Deficit),
 December 31, 1999                       $ (57,555)  $ 1,873,587  $ 1,816,032
                                         ==========  ===========  ===========

























                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                        1999          1998
                                                     ----------     ---------

Cash Flows from Operating Activities:

Net Loss                                             $ (112,474)    $ (109,590)

Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                      290,017        217,682
     Decrease (Increase) in Prepaid Expenses              3,374         (3,374)
     Increase (Decrease) in Property Taxes Payable        5,312        (94,783)
     Decrease in Accounts Payable                             0         (1,900)
                                                     ----------     ----------

        Net Cash Provided By Operating Activities       186,229          8,035
                                                     ----------     ----------

Cash Flows from Investing Activities:

 Increase in Investment in Unimproved Land             (183,784)       (82,704)
                                                     ----------     ----------

       Net Cash Used in Investing Activities           (183,784)       (82,704)
                                                     ----------     ----------

Net Increase (Decrease) in Cash                           2,445        (74,669)

Cash, Beginning of Period                                   982         75,651
                                                     ----------     ----------

Cash, End of Period                                  $    3,427     $      982
                                                     ==========     ==========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $      800     $      800
                                                     ==========     ==========

Cash Paid for Interest                               $   25,554     $    1,900
                                                     ==========     ==========



                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire IV, Ltd. (the  Partnership) was organized in 1989 in
-------
accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
------------------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees)  totaling  $928,614   represent  costs  incurred  to  raise  capital  and,
accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration  - All unimproved  land parcels held for investment are located in
-------------
the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
-------------
and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

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

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC.

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for the TMP Land Partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, pay back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

The Partnership is currently soliciting third party financing on two of the properties for a total of $500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1999 and 1998, the Partnership has a payable of $508,459 and $218,242, respectively, including interest to PacWest related to the aforementioned agreements.

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

At December 31, 1999 the Partnership had a payable of $203 to the General Partner and the affiliated company. There was no similar amounts payable as of December 31, 1998.

As of December 31, 1999 and 1998, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 1999 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900. As of December 31,1999, $85,627 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

The property taxes payable of $34,575 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment to begin April 2000. Approximate amounts due on the payment plan are as follows:

     April 10, 2000                            $8,644
     April 10, 2001                             8,558
     April 10, 2002                             8,687
     April 10, 2003                             8,686
                                               ------
                                              $34,575

These amounts will increase annually as interest accrues at a rate of 18% on the remaining balance.



                          TMP INLAND EMPIRE IV, LTD
                     (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999

COLUMN    A               B            C                  D                 E               F             G           H
------------------------------------------------------------------------------------------------------------------------------------

                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land
- Perris, CA           $    -0-     $  1,001,160   $      0    $   150,055 $ 1,151,215        -0-           N/A      6/23/89    N/A
Unimproved land
- Oleander, CA         $    -0-     $    331,768   $      0    $   178,382 $   510,150        -0-           N/A       8/9/89    N/A
Unimproved land
- Beaumont, CA         $    -0-     $  1,554,409   $  5,349    $   399,410 $ 1,959,168        -0-           N/A      9/14/89
                                                                                                                    & 6/19/89   N/A
Unimproved land
- Victorville, CA      $    -0-     $    769,718   $      0    $   162,512 $   932,230        -0-           N/A      7/14/89    N/A
Unimproved land
- Victorville, CA      $ 34,575     $  1,322,099   $      0    $   239,312 $ 1,561,411        -0-           N/A      8/10/89    N/A
                        -------        ---------    -------     ----------  ----------

                       $ 34,575     $  4,979,154   $  5,349    $ 1,129,671 $ 6,114,174        -0-
                         ======        =========      =====     ==========   =========        ===


Less valuation allowance:                                                  $ 3,496,971
                                                                             ---------

Net carrying value                                                         $ 2,617,203
                                                                             =========

Reconciliation of carrying amount

Beginning balance                   $  2,433,419

Additions:  Carrying Costs              183,784
                                    -----------

Ending balance                      $  2,617,203
                                     ===========



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
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 Perris CA             $    -0-     $1,001,160     $      0     $ 134,012  $1,135,172      -0-           N/A       6/23/89      N/A
Unimproved land
 Oleander, CA          $    -0-     $  331,768     $      0     $ 153,423  $  485,191      -0-           N/A        8/9/89      N/A
Unimproved land
 Beaumont, CA          $    -0-     $1,554,409     $  5,349     $ 288,869  $1,848,627      -0-           N/A       9/14/89
                                                                                                                 & 6/19/89      N/A
Unimproved land
 Victorville, CA       $    -0-     $  769,718     $      0     $ 138,660  $  908,378      -0-           N/A       7/14/89      N/A
Unimproved land
 Victorville, CA       $ 29,264     $1,322,099     $      0     $ 230,923  $1,553,022      -0-           N/A       8/10/89      N/A
                         ------      ---------      ----------- ----------  --------

                       $ 29,264     $4,979,154     $  5,349     $ 945,887  $5,930,390      -0-
                         ======      =========      =======      ========   =========      ===


Less valuation allowance:                                                  $3,496,971
                                                                            ---------

Net carrying value                                                         $2,433,419
                                                                           ==========

Reconciliation of carrying amount

Beginning balance                   $  2,350,715

Additions:  Carrying Costs                82,704
                                     -----------

Ending balance                      $  2,433,419
                                     ===========

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. The General Partners provides management of the Partnership. On April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

WILLIAM O. PASSO, 58, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 53 is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1999 the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which none were paid in the year ended December 31, 1999. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Partnership had 8,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1999 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                  Number of         Percent of
Name of Beneficial Owner            Units            Class
------------------------            -----            -----

William O. Passo                    15               0.176%

Anthony W. Thompson                 10               0.117%

All officers, directors and         25               0.293%
General Partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 1999. The information under "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

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
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of a  Property;  equal to
                           one-half  the normal and  competitive
                           rate charged by unaffiliated parties,
                           but  payment  shall  be  subordinated
                           to a return of all Limited Partners'
                           Capital contributions, plus a cumulative,
                           noncompounded return  of 6% per  annum
                           on their  Adjusted  Capital
                           Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $856,738 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $91,091. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission on the sale are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     (a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

     (b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1999. A Form 8K was filed on March 29, 1999.

     (c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3),(4)and (10.1) Agreement of Limited  Partnership and   other    material
                       agreements are incorporated  by   reference  to  Exhibits
                       (3),(4) and (10.1) to the Form 10 Registration Statement, SEC File No. 0-19933 filed on March 19, 1992.

                   27  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17,2000
TMP Inland Empire IV, Ltd.
          A California Limited Partnership

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


                By: TMP Properties, a California General
                Partnership as Co-General Partner

                By:      /S/  WILLIAM O PASSO
                     ---------------------------------------
                         William O. Passo, General Partner

                By:      /S/  ANTHONY W THOMPSON
                     ---------------------------------------
                         Anthony W. Thompson, General Partner

                By:      /S/ SCOTT E MCDANIEL
                     ---------------------------------------
                         Scott E. McDaniel, General Partner

                By: JAFCO, Inc., a California Corporation as
                    Chief Accounting Officer

                By:       /S/ JOHN A FONSECA
                     ---------------------------------------
                           John A. Fonseca, President