Form 10QSB
period 2000-03-31
TMP INLAND EMPIRE IV LTD
filed 2000-05-12
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000

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

Balance  Sheets  as of March 31,  2000 and  December  31,  1999,  Statements  of
Operations for the three months ended March 31, 2000 and 1999, Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999 (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.
                                       2


                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                                              March 31,         December 31,
                                                  2000                1999
                                              (unaudited)
                                              -----------         ------------
                                     Assets

Cash                                        $     63,822         $      3,427
Investment in Unimproved Land, net (Note 1)    2,688,033            2,617,203
                                            ------------         ------------

   Total Assets                             $  2,751,855         $  2,620,630
                                            ============         ============

                                            Liabilities and Partners Capital

Accounts Payable                            $      4,130         $          0
Due to Affiliates (Note 5and 6)                  412,955              508,663
Property Taxes Payable (Note 8)                   47,696               34,575
Franchise Tax Payable                              1,600                  800
Commission Payable to Affiliate (Note 6)          70,560               70,560
Notes Payable (Note 7)                           440,000              190,000
                                            ------------        ------------

    Total Liabilities                            976,941              804,598
                                            ------------         ------------

General Partners                                 (57,966)             (57,555)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding             1,832,880            1,873,587
                                            ------------         ------------


    Total Partners' Capital                    1,774,914            1,816,032
                                            ------------         ------------

    Total Liabilities and Partners' Capital $  2,751,855         $  2,620,630
                                            ============         ============


















                 See Accompanying Notes to Financial Statements
                                       3



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)

                                                             Three Months Ended
                                                    March 31       March 31
                                                        2000           1999
                                                  ------------     ------------

Income

   Interest                                     $          0       $          0
                                                ------------       -------------

Total Interest Income                                      0                  0

Expenses

   Accounting & Financial Reporting                   11,813              5,725
   Outside Professional Services                      10,606              6,536
   General   & Administrative                          3,507              4,193
   Interest                                           14,392             12,422
                                                ------------       ------------

Total Expenses                                        40,318             28,876
                                                ------------       ------------

Loss Before Taxes                                    (40,318)           (28,876)

   State Franchise Tax                                   800                800
                                                ------------       ------------

Net Loss                                        $    (41,118)       $   (29,676)
                                                ============       ============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $       (411)       $      (297)
                                                ============       ============

   Limited Partners, in the Aggregate:          $    (40,707)       $   (29,379)
                                                ============       ============

   Limited Partners, per Equity Unit:           $      (4.79)       $     (3.46)
                                                ============       ============















                 See Accompanying Notes to Financial Statements
                                       4


                            TMP INLAND EMPIRE IV, LTD

                        A California Limited Partnership

                             Statement of Cash Flows

                                   (unaudited)

                                                          Three Months Ended
                                                      March 31         March 31
                                                        2000             1999
                                                      --------         --------

Cash Flows from Operating Activities:

Net Loss                                             $    (41,118)     $(29,676)
  Adjustments to Reconcile Net Loss to net cash
  Provided By (Used In) Operating Activities:
     Increase (Decrease) in Due to Affiliates             (95,708)       63,015
     Decrease in Prepaid Expenses                               0         3,374
     Decrease in Property Taxes Payable                    13,121        13,569
     Increase in Franchise Tax Payable                        800             0
     Increase in Accounts Payable                           4,130             0
                                                     ------------      ---------

        Net Cash Provided By  (Used In) Operating
        Activities                                       (118,775)       50,282

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land             (70,830)      (49,333)
                                                     ------------      ---------
        Net Cash Used in Investing Activities             (70,830)      (49,333)
                                                     ------------      ---------

Cash Flows from Financing Activities:
    Borrowings from Note Payable                          250,000             0
                                                     ------------      ---------
        Net Cash Provided By Financing Activities         250,000             0
                                                     ------------      ---------


Increase in Cash                                           60,395           949

Cash, Beginning of Period                                   3,427           982
                                                     ------------      ---------

Cash, End of Period                                  $     63,822      $  1,931
                                                     ============      =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $          0      $    800
                                                     ============      =========

Cash Paid for Interest                               $     63,645      $  5,700
                                                     ============      =========





                 See Accompanying Notes to Financial Statements
                                       5

                            TMP INLAND EMPIRE IV, LTD

                        a California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

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

Income Taxes - The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.
                                       6

                            TMP INLAND EMPIRE IV, LTD

                        a California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed with TMP Properties (A California general partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony
W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the General Partners. There were no distributions in 2000 or 1999.

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest)

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for the TMP Land Partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.
                                       7

                            TMP INLAND EMPIRE IV, LTD

                        a California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000 and December 31, 1999, the Partnership has a payable of $412,752 and $508,460, respectively, including interest, due to PacWest related to the aforementioned agreements.

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

Investment in unimproved land includes acquisition fees of $365,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.
                                       8

                            TMP INLAND EMPIRE IV, LTD

                        a California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

As of March 31, 2000 the Partnership had a payable of $203 to the General Partners and an affiliated company.

At March 31, 2000 and December 31,1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of March 31, 2000, $91,327 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership. The note is due on May 1, 2003. Interest at 13.5% per annum payable in monthly installments of $2,863.54 starting April 1, 2000. As of March 31, 2000 $844 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $47,696 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls amounts to be paid starting in April 2000, and every April for the next three subsequent years. The additional liability relates to current property taxes due in April 2000. Approximate amounts due on the payment plan are as follows:

     April 10, 2000                           $14,789
     April 10, 2001                             6,596
     April 10, 2002                             6,595
     April 10, 2003                             6,595
                                               ------
                                              $34,575


These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.
                                       9

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 March 31, 2000

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

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

Fiscal Quarters Ended March 31, 2000 and 1999

There was no revenue of the Partnership during the three-month periods ended March 31, 2000 and 1999. No properties were sold during the periods presented.
                                       10

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 March 31, 2000

Investing Activities used approximately $71,000 for the three months ended March 31, 2000 and $49,000 for the three months ended March 31, 1999, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, increased by approximately $11,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $1,970 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare audit and file the appropriate financial information for the Partnership. In accordance with the Management Agreement, reimbursement of certain outside consultant expenses charged to the Partnership by PacWest, were incurred during the three-month period ended March 31, 2000 and not in the same period ended March 31, 1999. These charges amounted to approximately $3,400 and are primarily responsible for the increase in Outside Professional Services of $4,070. The remaining $670 increase is related to the timing and payment of certain insurance expenses based on new contract negotiations.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. Upon receipt of the $250,000 from a third party note payable, the Partnership reduced the obligation due to PacWest and paid $165,000, which included both interest and principal amounts due.

The Partnership had five properties as of March 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership. The note is due on May 1, 2003. Interest at 13.5% per annum payable in monthly installments of $2,863.54 starting April 1, 2000. As of March 31, 2000 $844 of interest has been capitalized to investment in unimproved land.
                                       11

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 March 31, 2000

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

The Partnership is currently soliciting third party financing on one of the properties for a total of $100,000 to $150,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $18,960 for its administrative services.
                                       12

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000

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