Form 10QSB
period 2000-06-30
TMP INLAND EMPIRE IV LTD
filed 2000-08-15
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                           Commission File No. 0-19933

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

Balance Sheets as of June 30, 2000 and December 31, 1999, Statements of Operations for the three and six months ended June 30, 2000 and 1999, Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 (b) the financial position at June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  June 30,       December 31,
                                                    2000             1999

                                                (unaudited)
                                                ____________    _____________
                                     Assets

Cash                                            $        381       $      3,427
Investment in Unimproved Land, net (Note 1)        2,721,291          2,617,203
                                                ------------       -------------

   Total Assets                                 $  2,721,672       $  2,620,630
                                                ============       =============
                        Liabilities and Partners' Capital

Accounts Payable                                $      2,325       $          0
Due to Affiliates (Note 5and 6)                      426,114            508,663
Property Taxes Payable (Note 8)                       37,649             34,575
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)              70,560             70,560
Notes Payable (Note 7)                               440,000            190,000
                                                ------------       -------------

    Total Liabilities                                977,448            804,598
                                                ------------       -------------

General Partners                                     (58,273)           (57,555)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding                 1,802,497          1,873,587
                                                ------------       -------------


    Total Partners' Capital                        1,744,224          1,816,032
                                                ------------       -------------

    Total Liabilities and Partners' Capital     $  2,721,672       $  2,620,630
                                                ============       =============


















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                     June 30,          June 30,
                                                        2000             1999
                                                    _________          ________
Income

   Interest                                     $          0       $          0
                                                ------------       -------------

Total Income                                               0                  0
                                                ------------       -------------

Expenses

   Accounting & Financial Reporting                    8,983              8,317
   Outside Professional Services                       6,587              6,506
   General   & Administrative                          2,915              3,088
   Interest                                           12,205              9,706
                                                ------------       -------------

Total Expenses                                        30,690             27,617
                                                ------------       -------------

Loss Before Taxes                                    (30,690)           (27,617)

   State Franchise Tax                                     0                  0
                                                ------------       -------------

Net Loss                                        $    (30,690)      $    (27,617)
                                                ============       =============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $       (307)      $       (276)
                                                -------------      -------------

   Limited Partners, in the Aggregate:          $    (30,383)      $    (27,341)
                                                ------------       -------------

   Limited Partners, per Equity Unit:           $      (3.57)      $      (3.22)
                                                ============       =============





                 See Accompanying Notes to Financial Statements




                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                Six Months Ended
                                                      June 30,        June 30,
                                                        2000             1999
                                                      ________        __________

Income

   Interest                                     $          0       $          0
                                                ------------       -------------

Total Income                                               0                  0
                                                ------------       -------------

Expenses

   Accounting & Financial Reporting                   24,190             14,042
   Outside Professional Services                      13,800             13,043
   General   & Administrative                          6,421              7,277
   Interest                                           26,597             22,128
                                                ------------       -------------

Total Expenses                                        71,008             56,490
                                                ------------       -------------

Loss Before Taxes                                    (71,008)           (56,490)

   State Franchise Tax                                  (800)              (800)
                                                -------------      -------------

Net Loss                                        $    (71,808)      $    (57,290)
                                                =============      =============


Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $       (718)      $       (573)
                                                -------------      -------------

   Limited Partners, in the Aggregate:          $    (71,090)      $    (56,717)
                                                -------------      -------------

   Limited Partners, per Equity Unit:           $      (8.36)       $     (6.67)
                                                =============      =============















                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                         Six months ended
                                                      June 30,          June 30,
                                                       2000               1999

Cash Flows from Operating Activities:

Net Loss                                        $    (71,808)      $    (57,290)
 Adjustments to Reconcile Net Loss to net cash
 Provided By (Used In) Operating Activities:
     Increase (Decrease) in Due to Affiliates        (82,549)           138,594
     Decrease in Prepaid Expenses                          0              3,374
     Decrease in Property Taxes Payable                3,074                  0
     Increase in Accounts Payable                      2,325                265
                                                ------------       -------------

       Net Cash (Used In) Provided By Operating
       Activities                                   (148,958)            84,943
                                                -------------      -------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land       (104,088)           (83,624)
                                                -------------      -------------
        Net Cash Used in Investing Activities       (104,088)           (83,624)
                                                -------------      -------------

Cash Flows from Financing Activities:
    Borrowings from Note Payable                     250,000                  0
                                                -------------      -------------
        Net Cash Provided By Financing
        Activities                                   250,000                  0
                                                -------------      -------------


Net (Decrease) Increase in Cash                       (3,046)             1,319

Cash, Beginning of Period                              3,427                982
                                                -------------      -------------

Cash, End of Period                             $        381       $      2,301
                                                ============       =============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                             $        800       $        800
                                                =============      =============

Cash Paid for Interest                          $     76,043       $     11,400
                                                =============      =============





                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000 and December 31, 1999, the Partnership has a payable of $425,910 and $508,460, respectively, including interest, due to PacWest related to the aforementioned agreements.

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

As of June 30, 2000 the Partnership had a payable of $203 to the General Partners and an affiliated company.

At June 30, 2000 and December 31,1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993


                            TMP INLAND EMPIRE IV, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 6 - Related Party Transactions (con't)

when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of June 30, 2000, $97,027 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,863.54 starting May 1, 2000. As of June 30, 2000, $9,435 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the  Partnership  borrowed  $120,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200.00 starting August 7, 2000. As of June 30, 2000, no interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $37,649 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The additional liability relates to current property taxes that were due April 2000 not yet paid.
Approximate amounts due on the payment plan are as follows:


     April 10, 2001                           $12,696
     April 10, 2002                             6,349
     April 10, 2003                             6,348
                                              ________
                                              $25,393
                                              ========


These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                                  June 30, 2000


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

Fiscal Quarters Ended June 30, 2000 and 1999

There was no income to the Partnership during the three and six-month periods ended June 30, 2000 and 1999. No properties were sold during the periods presented.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                                  June 30, 2000

Investing Activities used approximately $104,000 for the six months ended June 30, 2000 and $84,000 for the six months ended June 30, 1999, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, increased by approximately $3,000 due primarily to an increases in Interest Expense of $2,499 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total expenses for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, increased by approximately $14,500 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $4,469 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare, audit and file the appropriate financial information for the Partnership.

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

The Partnership had five properties as of June 30, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners. Two of the properties are currently listed on the market for sale prices of $200,000 and $350,000, respectively.

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

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of June 30, 2000, $97,027 of interest has been capitalized to investment in unimproved land.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                                  June 30, 2000

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,863.54 starting May 1, 2000. As of June 30, 2000, $9,435 of interest has been capitalized to investment in unimproved land.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

On July 7, 2000, the  Partnership  borrowed  $120,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1200.00 starting August 7, 2000. As of June 30, 2000, no interest has been capitalized to investment in unimproved land.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

Date:  August 15, 2000

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