Form 10QSB
period 2000-09-30
TMP INLAND EMPIRE IV LTD
filed 2000-11-15
CIK 885051

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB
                                   -----------

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

Balance  Sheets as of September  30, 2000 and December 31, 1999,  Statements  of
Operations for the three and nine months ended  September 30, 2000 and 1999, and
Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal  recurring  nature  necessary for a fair  statement of (a) the results of operations  for the three and nine months ended  September 30, 2000 and 1999 (b)
the financial position at September 30, 2000 and (c) the cash flows for the nine months ended  September 30, 2000 and 1999.  Interim  results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 September 30,      December 31,
                                                         2000             1999
                                                   (unaudited)       __________
                                                --------------      -
                                                              Assets

Cash .............................................  $      69,890   $     3,427
Investment in Unimproved Land, net (Note 1) ......      2,777,734     2,617,203
                                                        ---------     ----------

   Total Assets ..................................  $   2,847,624   $ 2,620,630
                                                        =========     ==========

                                            Liabilities and Partners' Capital

Accounts Payable ...............................    $     5,565     $         0
Due to Affiliates (Note 5and 6) ................        445,515         508,663
Property Taxes Payable (Note 8) ................         54,474          34,575
Franchise Tax Payable ..........................            800             800
Commission Payable to Affiliate (Note 6) .......         70,560          70,560
Notes Payable (Note 7) .........................        560,000         190,000
                                                       --------        --------

    Total Liabilities ..........................      1,136,914         804,598
                                                      ---------         --------

General Partners ...............................        (58,608)        (57,555)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding .............      1,769,318       1,873,587

    Total Partners' Capital ....................      1,710,710       1,816,032
                                                      ---------       ----------

    Total Liabilities and Partners' Capital ....    $ 2,847,624     $ 2,620,630
                                                    ===========     ============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                    September 30,  September 30,
                                                            2000          1999
                                                    ------------       ---------

Income
   Interest                                         $        975       $      0
                                                    ------------       --------

Total Income                                                 975              0
                                                    ------------       --------

Expenses
   Accounting & Financial Reporting                    6,692          3,692
   Outside Professional Services                          12,687          6,225
   General   & Administrative                          2,185          3,170
   Interest                                               12,925         10,725
                                                    ------------      ---------

Total Expenses                                            34,489         23,812
                                                    ------------      ---------

Net Loss                                            $    (33,514)      $(23,812)
                                                    ============      ==========

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:              $       (335)      $   (238)
                                                    ============       =========

   Limited Partners, in the Aggregate:              $    (33,179)      $(23,574)
                                                    ============       =========

   Limited Partners, per Equity Unit:               $      (3.90)      $  (2.77)
                                                    ============       =========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                          Nine months Ended
                                                    September 30, September 30,
                                                           2000             1999
                                                    -----------    -------------

Income
   Interest                                         $        975    $          0
                                                    ------------    ------------

Total Income                                                 975               0
                                                    ------------    ------------

Expenses
   Accounting & Financial Reporting                   24,461          17,735
   Outside Professional Services                          32,907          20,018
   General   & Administrative                          8,607           9,697
   Interest                                               39,522          32,853
                                                     -----------    ------------

Total Expenses                                           105,497          80,303

Loss Before Taxes                                       (104,522)       (80,303)

   State Franchise Tax                                      (800)          (800)
                                                     -----------     -----------

Net Loss                                            $   (105,322)   $   (81,103)
                                                    =============   ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:              $     (1,053)   $      (811)
                                                    ============    ============

   Limited Partners, in the Aggregate:              $   (104,269)   $   (80,292)
                                                    ============    ============

   Limited Partners, per Equity Unit:               $     (12.26)   $     (9.44)
                                                    ============    ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                            Nine months ended
                                                    September 30,  September 30,
                                                          2000            1999
                                                       ---------     -----------

Cash Flows from Operating Activities:

Net Loss .............................................   $(105,322)   $ (81,103)
  Adjustments to Reconcile Net Loss to net cash
  Provided By (Used In) Operating Activities:
     Increase (Decrease) in Due to Affiliates ........     (63,148)     187,662
     Decrease in Prepaid Expenses ....................           0        3,374
     Increase in Property Taxes Payable ..............      19,899       13,570
     Increase in Accounts Payable ....................       5,565          511
                                                          --------     ---------
        Net Cash (Used In) Provided By
                      Operating Activities ...........    (143,006)     124,014
                                                          --------     ---------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land ........    (160,531)    (123,082)
                                                          --------     ---------
        Net Cash Used in Investing Activities ........    (160,531)    (123,082)
                                                          --------     ---------

Cash Flows from Financing Activities:
    Borrowings from Note Payable .....................     370,000            0
                                                          --------     ---------

        Net Cash Provided By Financing Activities ....     370,000            0
                                                          --------     ---------

Net Increase in Cash .................................      66,463          932

Cash, Beginning of Period ............................       3,427          982
                                                          --------     ---------

Cash, End of Period ..................................   $  69,890    $   1,914
                                                         =========    ==========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ..................................   $     800    $     800
                                                         =========    ==========

Cash Paid for Interest ...............................   $ 114,110    $   5,700
                                                         =========    ==========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
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

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
----------  ------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
---------- -- ----------  ----
lower of cost or fair value.  All costs  associated  with the  acquisition  of a property are capitalized.  Additionally,  the Partnership capitalizes all direct carrying costs (such as interest  expense and property  taxes).  These costs are added to the cost of the  properties  and are deducted  from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
----------- -----
fees)  totaling  $928,614   represent  costs  incurred  to  raise  capital  and,
accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
--- -- ---------
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

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
------  -----
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
                               September 30, 2000
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
                               September 30, 2000
                                   (Unaudited)

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest) (continued)

not to exceed  the  average  reimbursements  to the  General  Partners  for such services  over the past five years.  As of  September  30, 2000 and December 31,
1999,  the  Partnership  has a payable of $445,312 and  $508,460,  respectively, including interest, due to PacWest related to the aforementioned agreements.

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

As of September  30, 2000 the  Partnership  had a payable of $203 to the General
Partners and an affiliated company.

At September 30, 2000 and December 31,1999,  $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel,  for services  rendered relating to sales of properties  prior to 1990. Mr.  McDaniel is a partner of TMP Properties and he was a shareholder of TMP  Investments,  Inc. until September 1993 when he sold his shares to Mr. Passo and Mr.  Thompson.  Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative,  non-compounded return of 6% per annum on their adjusted  capital  contributions.  As of September 30, 2000 the limited partners had not received and do not expect to receive such a return and  therefore  this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 7 - Note Payable

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Beaumont,  California. The note was due on February 1, 1999, but was extended until  June 1,  2001.  Fees  for the  refinance  of the  note  were  paid by the
Partnership  in the  amount of  approximately  $8,800.  Interest  accrues  at 12 percent per annum payable in monthly  installments  of $1,900  starting March 1,
1996. As of September  30, 2000,  $102,727 of interest has been  capitalized  to investment in unimproved land.

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Perris,  California.  The note is due on April 1, 2003.  Interest  accrues at
13.5% per annum payable in monthly  installments of $2,864 starting May 1, 2000.
As of September 30, 2000, $14,318 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the  Partnership  borrowed  $120,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at
12% per annum payable in monthly installments of $1,200 starting August 7, 2000.
As of September 30, 2000, $3,600 of interest has been capitalized to  investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $54,474 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment  plan.  The plan calls for amounts to be paid  starting in April 2000, and every April for the next three subsequent  years.  The additional  liability relates  to  current  property  taxes  that  were due  April  2000 not yet paid.
Approximate amounts due on the payment plan are as follows:

     April 10, 2001                           $15,500
     April 10, 2002                             7,750
     April 10, 2003                             7,750
                                               ------
                                              $31,000
                                              =======

These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

                         TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

Fiscal Quarters Ended September 30, 2000 and 1999
-------------------------------------------------

There was no income to the Partnership  during the three and nine-month  periods ended September 30, 1999.  Partnership  revenues during the three and nine month periods ended  September 30, 2000 consisted  solely of interest  income on funds held. No properties were sold during the periods presented.

Investing  Activities  used  approximately  $161,000  for the nine months  ended
September  30, 2000 and $123,000 for the nine months ended  September  30, 1999, most of which was used to pay  development  and carrying costs of the unimproved land held for investment.

Financing  Activities  provided $370,000 for the nine months ended September 30,
2000, relating to proceeds received from notes payables.

Total  expenses for the three months ended  September 30, 2000 compared with the three months ended September 30, 1999,  increased by  approximately  $10,700 due
primarily  to  increases  in  Accounting   and  Financial   Reporting,   Outside
Professional Services, and Interest Expense.  Accounting and Financial Reporting
increases are directly  related to the timing of the costs  incurred to prepare, review  and file the  appropriate  financial  information  for the  Partnership.
PacWest  contracted  with a consultant to provide the  Partnership  with certain expertise.  The addition of this consultant is the explanation for approximately
$4,500 of the increase in Outside Professional Services. An increase in Interest
Expense of $2,200 pursuant to the Financing  Agreement with PacWest entered into
April 1, 1998.  These  increases were partially  offset by a decrease of $985 in
General & Administrative expenses.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                               September 30, 2000

Total  expenses for the nine months ended  September  30, 2000 compared with the nine months ended  September 30, 1999,  increased by  approximately  $25,200 due primarily to increases in Accounting & Financial Reporting, Outside Professional
Services and Interest Expense.  Interest Expense increased by $6,669 pursuant to the Financing  Agreement with PacWest  entered into April 1, 1998.  Accounting &
Financial  Reporting  increases are directly  related to the timing of the costs incurred to prepare,  review and file the appropriate  financial information for the Partnership. PacWest contracted with a consultant to provide the Partnership with certain  expertise.  The addition of this consultant is the explanation for approximately  $10,875 of the increase in Outside Professional  Services for the nine-month  period ended  September 30, 2000.  These  increases  were  partially offset by a decrease of $1,090 in General
& Administrative expenses.

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

The Partnership had five properties as of September 30, 2000 that are being held for  appreciation  and resale.  Upon the sale of each property,  the Partnership intends to payback PacWest loans,  including  interest,  and then distribute the sales proceeds, less any reserves needed for operations, to the partners. Two of the properties are currently listed on the market for sale prices of
$200,000 and $350,000, respectively.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                               September 30, 2000

On March 1, 1996, the Partnership  borrowed  $190,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Beaumont,  California. The note was due on February 1, 1999, but was extended until  June 1,  2001.  Fees  for the  refinance  of the  note  were  paid by the
Partnership  in the  amount of  approximately  $8,800.  Interest  accrues  at 12 percent per annum payable in monthly  installments  of $1,900  starting March 1,
1996. As of September  30, 2000,  $102,727 of interest has been  capitalized  to investment in unimproved land.

On March 24, 2000, the Partnership  borrowed  $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Perris,  California.  The note is due on April 1, 2003.  Interest  accrues at
13.5% per annum payable in monthly  installments of $2,864 starting May 1, 2000.
As of September 30, 2000, $14,318 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the  Partnership  borrowed  $120,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at
12% per annum payable in monthly installments of $1,200 starting August 7, 2000.
As of September 30, 2000,  $3,600 of interest has been capitalized to investment
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

In  addition,  PacWest has agreed to loan and/or  secure a loan for the TMP Land
Partnerships in the amount of $2,500,000.  Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest,  and under the approval and/or direction of the General Partners.  A portion of these funds will be loaned to the  Partnership at 12% simple interest beginning  April 1,  1998.  The  borrowings  are  secured  by the  Partnership's properties,  and the funds will be  loaned,  as  needed,  in the  opinion of the general Partners.  These funds are not to exceed 50% of the 1997 appraised value of the  properties,  and will  primarily  be used to pay for  on-going  property maintenance,  reduction  of  existing  debt,  and  property  taxes  in  arrears, appropriate entitlement costs and Partnership operations.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership
                               September 30, 2000

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

Date:  November 15, 2000

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

