Form 10KSB
period 2000-12-31
TMP INLAND EMPIRE IV LTD
filed 2001-04-09
CIK 885051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19933

TMP INLAND EMPIRE IV, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

CALIFORNIA                                                                                                  33-0341829
(State or other jurisdiction of                                                                             (I.R.S. Employer
incorporation or organization)                                                                              Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235
SANTA ANA, CALIFORNIA                                                                              92705
(Address of principal executive offices)                                                                (Zip Code)

(714) 836-5503
(Issuer's telephone number)

Securities registered under Section 12(b) of the ExchangeAct:

Title of each class                                                                          Name of each exchange on which registered
-------------------                                                                                          ------------------------------
N/A                                                                                                                                      N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                                                                           Name of each exchange on which registered
-------------------                                                                                           ------------------------------
Units of Limited Partnership Interest                                                                                       N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART I

ITEM 1(A).                 BUSINESS

INTRODUCTION

TMP INLAND EMPIRE IV, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in June 1989, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the General Partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single-family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as “pre-development.”

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of the Partnership and its limited partners (the “Limited Partners”). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

TMP Inland Empire IV. Ltd., a California Limited Partnership has been formed under the Revised Limited Partnership Act of the State of California. The Partnership Agreement governs the rights and obligations of the Partners in the Partnership. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which is being filed as an Exhibit to the Form 10-KSB for the year ended December 31, 2000.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units (“Unit(s)”) for all cash in multiples of $1,000 per Unit. A total of 8,500 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC (“PacWest”), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership’s business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner’s capital contributed to the Partnership is subject to the risks of the Partnership’s business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any distributions made to him if, after such distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific partnership assets.

The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership electing, by unanimous consent, one or more new General Partners to continue the Partnership’s business.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the “Preferred Return”), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended, as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership’s fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership’s working capital and reserves, or loss of the Partnership’s investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process that often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present; such as the joint venturer’s investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership’s ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

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

GOVERNMENTAL POLICIES

The Partnership’s pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems, which could arise due to governmental action or inaction.

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2, “Properties,” some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

GROWTH INITIATIVES. Many counties and cities in California have been subject to so called “slow growth” initiatives, which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California, which includes some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums changes in general or specific plans, downzoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If hazardous materials contaminate a Property, the Partnership could incur substantial clean up costs under federal, state and local laws, which could adversely affect the investment results of the Partnership.

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

ITEM 2.      PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of nine (9) Properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Temecula/Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing any or all the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership’s ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

Partnership owns or has owned the following properties:

                  Date        Purchase      Date         Sales
Property          Purchased   Price         Sold         Price
---------         ---------   --------      ---------    -----

Beaumont 320**    06-19-89    $   625,000   *            *
                  09-14-89    $   720,000   *            *
Victorville 10    08-15-89    $   420,000   05-08-97 $      127,000
Victorville 17    07-14-89    $   700,000   *            *
Victorville 25    08-10-89    $ 1,202,000   *            *
Oleander 10       08-09-89    $   295,000   *            *
Elsinore 36.79**  07-10-89    $   360,000   10-06-89     $1,152,000
                  07-28-89    $   369,000   10-06-89     ***
Perris 6.44       06-23-89    $   930,000   *            *

Perris 77         10-31-89    $   750,000   02-28-90     $1,200,000
Perris 1.93       12-05-89    $    22,500   02-14-95     $   23,000

*     These Properties are owned by the Partnership as of December 31, 2000.
**    Beaumont 320 and Elsinore 36.79 were each acquired in two separate parcels.
***   The two parcels comprising Elsinore 36.79 were sold together for a total sales price of $1,152,000.

BEAUMONT 320. The Partnership acquired from different sellers two adjacent 160 acre parcels of rolling land (the Beaumont-Mudd and Beaumont-Gerwyn parcels) totaling approximately 320 acres. The Property is located approximately 1-1/4 miles south of Interstate Highway 10 (the San Bernardino Freeway). Access to the highway is over Highland Springs Avenue from the Property.

The Property is rectangular in shape and measures 1 mile by 1/2 mile. The terrain varies from level meadows to rolling hills, and in some places steep terrain. Electric power and telephone are currently to the Property. Water is currently supplied by private well on the Property. The current zoning is R-1.

VICTORVILLE 17. This 17.44 acre parcel is located on Rodeo Road at its intersection with Pebble Beach Drive about 1/4 mile north of Green Tree Blvd. The property is in an already developed part of east central Victorville. The immediate neighborhood is made up of some lower income single-family homes, a mobile home community and golf course, and scattered apartment complexes. There is currently a residential tract under construction that is adjacent to the property. The property is "L" shaped with 800 feet of frontage on Rodeo Road. It is sloped and slightly rolling with a flood control channel on the north property line. All utilities and sewer are in place to the Property.

This property is zoned R-3. There is engineering completed for a 70-unit residential tentative tract map. The property will be listed for sale for $350,000 during the first quarter of 2001.

VICTORVILLE 25. This approximately 25-acre property is comprised of two parcels of approximately 12.73 and 12.6 acres. The site is located in the northwest portion of the City of Victorville. Village Drive bound the parcels on the south, the east by Heartherdale and the west by Amargosa.

The 12.6 acre parcel is square in shape and is zoned C-2. The 12.73-acre parcel is triangular in size and is zoned R-3, or multi-family residential. The property is currently listed for $350,000.

OLEANDER 10. This property is approximately a 10-acre parcel south of Oleander Avenue and east of Decker Road in Perris, CA, just 1/2 mile west of Interstate Highway 215. This parcel is zoned M-M, which is a type of industrial zoning. It is surrounded by other industrial property.

The property and its surroundings lie within the boundaries of the Riverside County Community Facilities district, 88-8, which facilitates the availability of utilities and access through proposed improvement projects. The property is currently listed for sale for $200,000.

PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. Zoning was recently changed to C-2 to allow commercial development. The property is currently listed for sale for $630,000.

PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. The area surrounding the Property is in transition from rural vacant land to medium density residential, industrial and commercial. Zoning was recently changed to C-2 to allow commercial development. Electricity, telephone and water are to the Property and sewer is within one mile, however, septic tank use is also currently permitted. The property is currently listed for sale for $630,000.

ITEM 3.     LEGAL PROCEEDINGS

The Partnership has brought a lawsuit against the City of Perris and Fire Prevention Services due to past abatement liens, unnecessary abatement and exorbitant abatement fees on the 6.44 acres on Perris Blvd and Markham Street (Perris 6.44).

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2000.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2000 there were approximately 827 holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1996 - 2000.

CASH DISTRIBUTIONS

No cash distributions were made during the years ended December 31, 1996-2000. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1996 - 2000, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

( UNAUDITED)
YEAR ENDED DECEMBER 31
(Not Covered by Independent Auditor's Report)

                            2000        1999        1998          1997       1996
                            ----        ----        ----          ----       ----

Sale of Property Income $          0 $        0 $       0  $   127,000 $         0
Cost of Property sold   $          0 $        0 $       0  $  (196,491)$         0
Gross Loss on Property
Sold                    $          0 $        0 $       0  $   (69,491)$         0
                        ------------ ---------- ---------  -----------------------

Interest Income         $      1,408 $        0 $     391  $     2,325 $     1,239
Other Income            $          0 $        0 $       0  $        49 $         0
                        ------------ ---------- ---------  -----------------------
Total Income (Loss)     $      1,408 $        0 $     391  $   (67,117)$     1,239
                        ============ ========== =========  =========== ===========
Net Loss                $ (1,034,802)$ (112,474)$(109,590) $  (103,693)$(3,255,611
                        ============ ========== =========  =========== ===========
Net Loss per Unit*      $    (121.74)$   (13.23)$  (12.89) $    (12.20)$   (383.01
                        ============ ========== =========  =========== ===========

Cash distribution per
 Unit*                  $     -      $        - $      -   $         - $
                        ============ ========== ==========  ========== ===========
Total assets            $  1,926,098 $2,620,630 $2,437,775 $ 2,426,366 $ 2,472,971
                        ============ ========== ==========  ========== ===========

* (Based on 8,500 Units outstanding at December 31, 1996 - 2000)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in “Risk Factors” sections of this report. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2000 and 1999.

During the period from inception (June 7, 1989) through December 31, 1989, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold one property during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $272,129, and one property in 1990 for a gross profit, net of all acquisition, carrying and selling costs, of $315,081. Other revenues received during the fiscal years ended December 31, 1995-2000, consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits. In 1996, the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California’s real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2000 and 1999

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $888,025. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties. This write down is recorded as Decline in Market Value in the Statements of Operations for the year ended December 31, 2000.

There was no income to the Partnership during the year ended December 31, 1999. Partnership revenues during the year ended December 31, 2000 consisted solely of interest income on funds held. No properties were sold during the periods presented.

Investing Activities used approximately $196,000 and $184,000 for the years ended December 31, 2000 and 1999, respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Financing Activities provided $370,000 for the year ended December 31, 2000, relating to proceeds received from notes payables.

Total expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999, increased by $35,711 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $12,256 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing of the costs incurred to prepare, review and file the appropriate financial information for the Partnership. During the year ended December 31,2000, PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the explanation for approximately $14,638 of the increase in Outside Professional Services for the year ended December 31, 2000. These increases were partially offset by a decrease of $5,571 in General & Administrative expenses.

Due to Affiliates increases as the Partnership pays its' operating costs. Upon receipt of the $250,000 from a third party note payable, the Partnership reduced the obligation due to PacWest and paid $165,000, which included both interest and principal amounts due.

The Partnership had five properties as of December 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of December 31, 2000, $108,427 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of December 31, 2000, $25,772 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of December 31, 2000, $7,200 of interest has been capitalized to investment in unimproved land.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and the funds will be loaned, as needed, in the opinion of the general Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, and property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest is paid an annual fee of $18,960 for its administrative services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                        Page No.
                                                                        --------

For the fiscal years ended December 31, 2000 and 1999

         Report of Independent Auditors                                 18

         Balance Sheets as of December 31, 2000 and 1999                19

         Statements of Operations for the years ended December 31,
         2000 and 1999                                                  20

         Statement of Partners' Capital for the years ended
         December 31, 2000 and 1999                                     21

         Statements of Cash Flow for the years ended December 31,
         2000 and 1999                                                  22

         Notes to Financial Statements                                  23-28

         Financial Statement Schedules                                  29,30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2001

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership

Balance Sheets
December 31, 2000 and 1999

                                                         2000           1999
                                                         ----           ----

                                     Assets

Cash .............................................  $     1,098     $     3,427
Investment in Unimproved Land, net (Note 1) ......    1,925,000       2,617,203
                                                    -----------     ------------

   Total Assets ..................................  $ 1,926,098     $ 2,620,630
                                                    ===========     ============

                        Liabilities and Partners' Capital

Accounts Payable ...............................    $    12,585     $         0
Due to Affiliates (Note 5and 6) ................        452,552         508,663
Property Taxes Payable (Note 8) ................         48,371          34,575
Franchise Tax Payable ..........................            800             800
Commission Payable to Affiliate (Note 6) .......         70,560          70,560
Notes Payable (Note 7) .........................        560,000         190,000
                                                    -----------     ------------

    Total Liabilities ..........................      1,144,868         804,598
                                                    -----------     ------------

General Partners ...............................        (67,903)        (57,555)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding .............        849,133       1,873,587
                                                    -----------     ------------

    Total Partners' Capital ....................        781,230       1,816,032
                                                    -----------     ------------

    Total Liabilities and Partners' Capital ....    $ 1,926,098     $ 2,620,630
                                                    ===========     ============

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership

Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                      2000             1999

Income
   Interest                                     $      1,408       $          0
                                                ------------       -------------

Total Interest Income                                  1,408                  0
                                                ------------       -------------

Expenses
   Accounting & Financial Reporting                   40,623             26,837
   Decline in Market Value                           888,025                  0
   Outside Professional Services                      44,473             29,233
   General   & Administrative                          9,392             14,963
   Interest                                           52,897             40,641
                                                ------------       -------------

Total Expenses                                     1,035,410            111,674
                                                ------------       -------------

Loss Before Income Taxes                         (1,034,002)           (111,674)

State Franchise Tax                                      800                800
                                                ------------       -------------

Net Loss                                        $(1,034,802)      $   (112,474)
                                                ============       =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $    (10,348)      $     (1,125)
                                                ============       =============

   Limited Partners, in the Aggregate:          $ (1,024,454)      $   (111,349)
                                                ============       =============

   Limited Partners, per Equity Unit:           $    (120.52)      $     (13.10)
                                                ============       =============

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership

Statements of Partners' Capital
For the Years Ended December 31, 2000 and 1999

                                       General          Limited
                                       Partners         Partners        Total
                                       --------         --------        -----

Partners' Capital (Deficit), ...... $   (56,430)   $ 1,984,936    $ 1,928,506
January 1, 1999
Net Loss for 1999 ..................     (1,125)      (111,349)      (112,474)
                                    -----------    -----------    -----------

Partners' Capital (Deficit),        $   (57,555)   $ 1,873,587    $ 1,816,032
 December 31, 1999                  -----------    -----------    -----------

Net Loss for 2000 ..................    (10,348)    (1,024,454)    (1,034,802)
                                    -----------    -----------    -----------

Partners' Capital (Deficit),        $   (67,903)   $   849,133    $   781,230
 December 31, 2000                  ===========    ===========    ===========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                            2000               1999
                                                      ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                              $(1,034,802)       $  (112,474)
  Adjustments to Reconcile Net Loss to Net Cash
  (Used In) Provided By Operating Activities:
     Decline in Market Value                               888,025                  0
    (Decrease) Increase in Due to Affiliates              (56,111)            290,017
     Decrease in Prepaid Expenses                                0              3,374
     Increase in Property Taxes Payable                     13,796              5,312
     Increase in Accounts Payable                           12,585                  0
                                                      ------------       ------------
        Net Cash (Used In) Provided By
         Operating Activities                            (176,507)            186,229
                                                      ------------       ------------

Cash Flows from Investing Activities:

 Decrease in Investment in Unimproved Land               (195,822)          (183,784)
                                                      ------------       ------------
         Net Cash Provided By Investing Activities       (195,822)          (183,784)
                                                      ------------       ------------

Cash Flows from Financing Activities:

 Borrowings from Note Payables                             370,000                  0
                                                      ------------       ------------
               Net Cash Provided By
               Financing Activities                        370,000                  0
                                                      ------------       ------------

Net (Decrease) Increase in Cash                            (2,329)              2,445

Cash, Beginning of Period                                    3,427                982
                                                      ------------       ------------

Cash, End of Period                                   $      1,098       $      3,427
                                                      ============       ============

Supplemental Disclosure of Cash Flow
 Information:

Cash Paid for Taxes                                   $        800       $        800
                                                      ============       ============

Cash Paid for Interest                                $    147,092       $     25,554
                                                      ============       ============

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire IV, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting Method - The Partnership’s policy is to prepare its financial statements on the accrual basis of accounting.

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

Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $928,614 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners’ capital (see Note 3).

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
December 31, 2000 and 1999

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

Note 3 - Partners Contributions

The Partnership offered for sale 8,500 units at $1,000 each to qualified investors. As of December 31, 1989, all 8,500 units had been sold for total limited partner contributions of $8,500,000. There have been no contributions made by the general partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners’ capital.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for the TMP Land Partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, pay back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest (continued)

loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2000 and 1999, the Partnership has a payable of $452,349 and $508,460, respectively, including interest to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $850,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $365,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

At December 31, 2000 the Partnership had a payable of $203 to the General Partner and the affiliated company.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 6 - Related Party Transactions (continued)

As of December 31, 2000 and 1999, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2000 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of December 31, 2000, $108,427 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of December 31, 2000, $25,772 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of December 31, 2000, $7,200 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $48,371 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $27,598. Additional property tax liability of $20,773, relates to current property taxes that were due in December 2000, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2001                           $11,275
     April 10, 2002                             8,162
     April 10, 2003                             8,161
                                               ------
                                              $27,598
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $888,025. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties. This write down is recorded as Decline in Market Value in the Statements of Operations for the year ended December 31, 2000.

TMP INLAND EMPIRE IV, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 2000

COLUMN              A             B           C           D           E              F             G          H            I

                                           COSTS CAPITALIZED
                                               SUBSEQUENT             Gross
                                           TO ACQUISITION            amount at                                          Estimated
                                    Initial            Carrying  which Carried  Accumulated     Date of       Date     Depreciable
Description of Assets Encumbrances   Cost   Improvement Cost     at Year-End   Depreciation  Construction   Acquired       Life
Perris, CA
Unimproved land -     $250,000  $  1,001,160 $     0 $   187,500 $1,188,660        -0-          N/A         6/23/89        N/A

Unimproved land -     $ 20,773  $    331,768 $     0 $   202,250 $  534,018        -0-          N/A          8/9/89        N/A
 Oleander, CA
Unimproved land -     $190,000  $  1,554,409 $ 5,349 $   468,672 $2,028,430        -0-          N/A         9/14/89
Beaumont, CA                                                                                                6/19/89        N/A

Unimproved land -     $120,000  $    769,718 $     0 $   209,641 $  979,359        -0-          N/A         7/14/89        N/A
Victorville, CA
Unimproved land -     $ 27,598  $  1,322,099 $     0 $   257,430 $1,579,529        -0-          N/A         8/10/89        N/A
Victorville, CA       --------  ------------ ------- ----------- ----------        ---

                      $608,371  $  4,979,154 $ 5,349 $ 1,325,493 $6,309,996        -0-
                      ========  ============ ======= =========== ==========        ===

Less valuation allowance:                                        $4,384,996
                                                                 ----------

Net carrying value                                               $1,925,000
                                                                 ==========

Reconciliation of carrying amount

Beginning balance                       $  2,617,203
                                            (888,025)
Additions:  Carrying Costs                   195,822
                                        ------------

Ending balance                          $  1,925,000
                                        ============

TMP INLAND EMPIRE IV, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 1999

COLUMN           A                 B           C          D            E           F             G            H             I

                                                COSTS CAPITALIZED
                                                   SUBSEQUENT          Gross
                                                TO ACQUISITION        amount at                                           Estimated
                                     Initial   Improve    Carrying   which Carried  Accumulated     Date of       Date   Depreciable
Description of Assets Encumbrances    Cost      ment        Cost      at Year-End  Depreciation  Construction   Acquired     Life

Unimproved land -     $     -0- $  1,001,160   $    0  $   150,055  $  1,151,215      -0-            N/A         6/23/89     N/A
Perris, CA
Unimproved land -     $     -0- $    331,768   $    0  $   178,382  $    510,150      -0-            N/A          8/9/89     N/A
Oleander, CA
Unimproved land -     $190,000  $  1,554,409   $5,349  $   399,410  $  1,959,168      -0-            N/A         9/14/89
Beaumont, CA                                                                                                     6/19/89     N/A
Unimproved land -     $     -0- $    769,718   $    0  $   162,512  $    932,230      -0-            N/A         7/14/89     N/A
Victorville, CA
Unimproved land -     $ 34,575  $  1,322,099   $    0  $   239,312  $  1,561,411      -0-            N/A         8/10/89     N/A
Victorville, CA       --------  ------------   ------  -----------  ------------

                      $224,575  $  4,979,154   $5,349  $ 1,129,671  $  6,114,174      -0-
                      ========  ============   ======  ===========  ============      ===

Less valuation allowance:                                           $  3,496,971
                                                                    ------------

Net carrying value                                                  $  2,617,203
                                                                    ============

Reconciliation of carrying amount

Beginning balance                       $  2,433,419

Additions:  Carrying Costs                   183,784
                                        ------------

Ending balance                          $  2,617,203
                                        ============

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The General Partners provides management of the Partnership. On April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

TMP Properties, a California General Partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties’ principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building), which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the General Partner. The General Partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships, which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 59, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 54 is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 54 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2000 the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which none were paid in the year ended December 31, 2000. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the Partnership had 8,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2000 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                    Number of        Percent of
Name of Beneficial Owner            Units            Class
------------------------            --------         ---------

William O. Passo                    15               0.176%

Anthony W. Thompson                 10               0.117%

All officers, directors and         25               0.293%
General Partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2000. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                  Amount Paid from
Form of Compensation                                              Formation through
and Recipient             Description of  Payment                 December 31, 2000
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
Allocation of Each        allocations of Net Income, Net Loss and
Material Item (General    Distributions of Distributable Cash
Partners)                 from Operations and of Cash from Sale
                          or refinancing of the Properties.

Subordinated              A 15% interest in all Partnership           $-0-
Participation             allocations of Net Income and
(General Partners)        Distributions of Distributable Cash
                          from Operations and of Cash from the
                          Sale or Refinancing of the Properties
                          subordinated to a return of all Limited
                          Partners' Capital Contributions plus a
                          cumulative, non-compounded return of 6%
                          per annum on their Adjusted Capital
                          Contributions.

Subordinated Real Estate  Real estate commissions with respect to     $-0-
Commission (General       the sale of Properties which are equal
Partners or an Affiliate) to the lesser of:  (I) 3% of the gross sales price of Properties; equal to
                          one-half the normal and competitive
                          rate charged by unaffiliated parties,
                          but payment shall be subordinated to a
                          return of all Limited Partners' Capital
                          contributions, plus a cumulative,
                          noncompounded return of 6% per annum on
                          their Adjusted Capital Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $856,738 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $91,091. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the Partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the “Preferred Return”); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provides a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners’ participation and the Partners’ real estate commission on the sale are subordinated to a return of all Limited Partners’ Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners’ allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides a built-in incentive for the General Partners to seek the optimum performance from the Partnership’s Properties.

The above discussion relating to the Partnership Management fees and leasing and property management fees as provided by the Partnership Agreement is superceded by the Financing Agreement with PacWest in April 1998. Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest receives a management fee from the Partnership and provides overall management, administrative, and consulting services.

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner’s interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a

Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty, which they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest entered into a The Management Agreement with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b)	The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2000. A Form 8K was filed on March 29, 1999.

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

Date: March 17,2001

                  TMP Inland Empire IV, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation as
                      Co-General Partner

                  By:_______/S/WILLIAM O PASSO___________
                           William O. Passo, President

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as
                      Co-General Partner

                  By:______/S/WILLIAM O PASSO____________
                           William O. Passo, General Partner

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, General Partner

                  By:______/S/SCOTT E MCDANIEL___________
                           Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation as Chief Accounting
                      Officer

                  By:______/S/JOHN A FONSECA_____________
                           John A. Fonseca, President