Form 10QSB
period 2001-03-31
TMP INLAND EMPIRE IV LTD
filed 2001-05-15
CIK 885051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
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

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this Form 10-QSB:

Balance Sheets as of March 31, 2001 and December 31, 2000, Statements of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000 (b) the financial position as of March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                       March 31,  December 31,
                                                         2001         2000
                                                     (unaudited)
                                                   ------------   -----------
                                     Assets

Cash ..............................................$       109    $     1,098
Prepaid Expenses ..................................      2,895              0
Investment in Unimproved Land, net (Note 1) .......  1,955,358      1,925,000
                                                   -----------    -----------

   Total Assets ...................................$ 1,958,362    $ 1,926,098
                                                   ===========    ===========

                        Liabilities and Partners' Capital

Accounts Payable ..................................$     2,774    $    12,585
Due to Affiliates (Note 5 and 6) ..................    514,909        452,552
Property Taxes Payable (Note 8) ...................     59,813         48,371
Franchise Tax Payable .............................      1,600            800
Commission Payable to Affiliate (Note 6) ..........     70,560         70,560
Notes Payable (Note 7) ............................    560,000        560,000
                                                   -----------    -----------

    Total Liabilities .............................  1,209,656      1,144,868
                                                   -----------    -----------

General Partners ..................................    (68,228)       (67,903)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding ................    816,934        849,133
                                                   -----------    -----------

    Total Partners' Capital .......................    748,706        781,230
                                                   -----------    -----------

    Total Liabilities and Partners' Capital .......$1,958,362     $ 1,926,098
                                                   ==========     ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                 March 31,        March 31,
                                                   2001              2000
                                                ------------   ------------

Income
   Interest                                    $          0    $          0
                                               ------------    ------------

Total Income                                              0               0
                                               ------------    ------------

Expenses
   Accounting & Financial Reporting                   5,206          11,813
   Outside Professional Services                     10,368          10,606
   General  & Administrative                          2,150           3,507
   Interest                                          14,000          14,392
                                               ------------    ------------

Total Expenses                                       31,724          40,318
                                               ------------    ------------

Loss Before Taxes                                  (31,724)         (40,318)

   State Franchise Tax                                (800)            (800)
                                               ------------    ------------

Net Loss                                       $   (32,524)    $    (41,118)
                                               ===========     ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:         $      (325)    $       (411)
                                               ===========     ============

   Limited Partners, in the Aggregate:         $   (32,199)    $    (40,707)
                                               ===========     ============

   Limited Partners, per Equity Unit:          $     (3.79)    $      (4.79)
                                               ===========     ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                        Three months ended
                                                      March 31,    March 31,
                                                        2001          2000
                                                     ----------   ----------

Cash Flows from Operating Activities:

Net Loss ........................................   $ (32,524)   $ (41,118)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
     Increase (Decrease) in Due to Affiliates ...      62,357      (95,708)
     Increase in Prepaid Expenses ...............      (2,895)           0
     Increase in Property Taxes Payable .........      11,442       13,121
     Increase in Franchise Tax Payable ..........         800          800
     Increase in Accounts Payable ...............      (9,811)       4,130
                                                    ---------     --------
        Net Cash Provided By (Used In)
                      Operating Activities ......      29,369     (118,775)
                                                    ---------     --------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land ...     (30,358)     (70,830)
                                                    ---------     --------
        Net Cash Used in Investing Activities ...     (30,358)     (70,830)
                                                    ---------     --------

Cash Flows from Financing Activities:
    Borrowings from Note Payable ................           0      250,000
                                                    ---------     --------
        Net Cash Provided By Financing Activities           0      250,000
                                                    ---------     --------

Net Increase in Cash ............................        (989)      60,935

Cash, Beginning of Period .......................       1,098        3,427
                                                    ---------     --------

Cash, End of Period .............................   $     109    $  63,822
                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes .............................   $       0    $       0
                                                    =========    =========

Cash Paid for Interest ..........................   $  24,960    $  63,645
                                                    =========    =========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
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
March 31, 2001
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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners. There were no distributions in 2001 or 2000.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

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

PacWest can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership has a payable of $514,706 and $452,349, respectively, including interest to PacWest related to the aforementioned agreements.

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

At March 31, 2001 the Partnership had a payable of $203 to the General Partner and the affiliated company.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 6 - Related Party Transactions (continued)

As of March 31, 2001 and December 31, 2000, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Note Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of March 31, 2001 and December 31, 2000, $114,127 and $108,427 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of March 31, 2001 and December 31, 2000, $34,363 and $25,772 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of March 31, 2001 and December 31, 2000, $10,800 and $7,200 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $59,813 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $25,932. Additional property tax liability of $33,881, relates to current property taxes that were due in April and December 2000 and April 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2001                           $11,274
     April 10, 2002                             7,329
     April 10, 2003                             7,329
                                               ------
                                              $25,932
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

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2001

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2001

1996, the Partnership experienced a loss due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California’s real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $888,025. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties. This write down is recorded as Decline in Market Value in the Statement of Operations for the year ended December 31, 2001.

Fiscal Quarters Ended March 31, 2001 and 2000.

There was no income to the Partnership during the periods ended March 31, 2001 and 2000. No properties were sold during the periods presented.

Investing Activities used $30,358 and $70,830 for the periods ended March 31, 2001 and 2000, respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Financing Activities provided $250,000 for the period ended March 31, 2000, relating to proceeds received from notes payables. These funds were mainly used to reduce the amounts due to Pac West.

Total expenses for the period ended March 31, 2001 compared with the period ended March 31, 2000, decreased by $8,594 due primarily to a decrease of $6,607 in Accounting & Financial Reporting. Accounting & Financial Reporting decreases are directly related to the timing of the costs incurred to prepare, review and file the appropriate financial information for the Partnership.

Due to Affiliates increases as the Partnership pays its’ operating costs. During the period ended March 31, 2000 and upon receipt of the $250,000 from a third party note payable, the Partnership reduced the obligation due to PacWest and paid $165,000, which included both interest and principal amounts due.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2001

The Partnership had five properties as of March 31, 2001 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of March 31, 2001 and December 31, 2000, $114,127 and $108,427 of interest has been capitalized to investment in unimproved land.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of March 31, 2001 and December 31, 2000, $34,363 and $25,772 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2001

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of March 31, 2001 and December 31, 2000, $10,800 and $7,200 of interest has been capitalized to investment in unimproved land.

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2001

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

Date: May 11, 2001

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