Form 10QSB
period 2001-06-30
TMP INLAND EMPIRE IV LTD
filed 2001-08-14
CIK 885051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001
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

Balance Sheets as of June 30, 2001 and December 31, 2000, Statements of Operations for the three and six months ended June 30, 2001 and 2000, and Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000 (b) the financial position at June 30, 2001 and (c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                              June 30,        December 31,
                                                2001              2000
                                            (unaudited)         (audited)
                                           ------------       -----------
                                     Assets

Cash                                        $      3,364     $      1,098
Investment in Unimproved Land, net (Note 1)    1,753,534        1,925,000
                                            ------------       -
                                            ------------       ----------

   Total Assets                             $  1,756,898     $  1,926,098
                                            ============     ============

                        Liabilities and Partners' Capital

Accounts Payable                            $      2,700     $     12,585
Due to Affiliates (Note 5 and 6)                 597,556          452,552
Property Taxes Payable (Note 8)                   47,324           48,371
Franchise Tax Payable                                800              800
Commission Payable to Affiliate (Note 6)          70,560           70,560
Notes Payable (Note 7)                           560,000          560,000
                                            ------------       ----------

    Total Liabilities                          1,278,940        1,144,868
                                               ---------        ---------

General Partners                                 (70,936)         (67,903)
Limited Partners: 8,500 Equity
  Units Authorized and Outstanding               548,894          849,133
                                            ------------       ----------

    Total Partners' Capital                      477,958          781,230
                                            ------------       ----------

    Total Liabilities and Partners' Capital $  1,756,898     $  1,926,098
                                            ============      ===========

                  See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                            June 30,            June 30,
                                               2001                2000
                                            ------------     ------------

Income
   Interest                                 $          0     $          0
                                            ------------     ------------

Total Income                                           0                0
                                            ------------     ------------

Expenses
   Accounting & Financial Reporting                6,917            6,092
   Decline in Market Value                       235,000                0
   Outside Professional Services                  11,377            9,478
   General   & Administrative                        737            2,915
   Interest                                       16,717           12,205
                                            ------------     ------------

Total Expenses                                   270,748           30,690
                                            ------------     ------------

Net Loss                                    $  (270,748)     $    (30,690)
                                            ============     =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:      $     (2,707)    $       (307)
                                            =============    =============

   Limited Partners, in the Aggregate:      $   (268,041)    $    (30,383)
                                            =============    =============

   Limited Partners, per Equity Unit:       $     (31.53)    $      (3.57)
                                            =============    =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                              June 30,        June 30,
                                               2001             2000
                                            ------------   -----------

Income
   Interest                                 $          0     $          0
                                            ------------     ------------

Total Income                                           0                0
                                            ------------     ------------

Expenses
   Accounting & Financial Reporting               12,123           17,770
   Decline in Market Value                       235,000                0
   Outside Professional Services                  21,745           20,220
   General   & Administrative                      2,887            6,421
   Interest                                       30,717           26,597
                                            ------------     ------------

Total Expenses                                   302,472           71,008
                                            ------------     ------------

Loss Before Taxes                               (302,472)         (71,008)

   State Franchise Tax                              (800)            (800)
                                            -------------     ------------

Net Loss                                    $   (303,272)    $    (71,808)
                                            ============     =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:      $     (3,033)    $       (718)
                                            =============    ============

   Limited Partners, in the Aggregate:      $   (300,239)    $    (71,090)
                                            =============    =============

   Limited Partners, per Equity Unit:       $     (35.32)    $      (8.36)
                                            =============    =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                       Six months ended
                                                   June 30,         June 30,
                                                    2001               2000
                                                 ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                       $   (303,272)      $    (71,808)
  Decline in Market Value                           235,000                  0
Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
     Increase (Decrease) in Due to Affiliates       145,004            (82,549)
     (Decrease) Increase in Property Taxes
     Payable                                         (1,047)             3,074
     (Decrease) Increase in Accounts Payable         (9,885)             2,325
                                               -------------       -----------
        Net Cash Provided By (Used In)
                      Operating Activities           65,800          (148,958)
                                               ------------       ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land       (63,534)          (104,088)
                                               -------------       ------------
        Net Cash Used in Investing Activities       (63,534)          (104,088)
                                               -------------       ------------

Cash Flows from Financing Activities:
    Borrowings from Note Payable                          0            250,000
                                               ------------       ------------
        Net Cash Provided By Financing
        Activities                                        0            250,000
                                               ------------       ------------

Net Increase (Decrease) in Cash                       2,266             (3,046)

Cash, Beginning of Period                             1,098              3,427
                                               ------------       ------------

Cash, End of Period                            $      3,364       $        381
                                               ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                            $        800       $        800
                                               ============       ============

Cash Paid for Interest                         $     53,207       $     76,043
                                               ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
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
June 30, 2001
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
June 30, 2001
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

As of June 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,374,000, including advances & interest.

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
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2001 and December 31, 2000, the Partnership has a payable of $597,353 and $452,349, respectively, including interest to PacWest related to the aforementioned agreements.

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

At June 30, 2001 the Partnership had a payable of $203 to the General Partners and an affiliated company.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 6 - Related Party Transactions (continued)

As of June 30, 2001 and December 31, 2000, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Notes Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. This parcel is currently in escrow. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of June 30, 2001 and December 31, 2000, $119,827 and $108,427 of interest has been capitalized to investment in unimproved land. This note was not extended past June 1, 2001 and is currently due.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of June 30, 2001 and December 31, 2000, $42,956 and $25,772 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of June 30, 2001 and December 31, 2000, $14,400 and $7,200 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $47,324 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $15,317. Additional property tax liability of $32,007, relates to current property taxes that were due in April & December 2000 and April 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $7,658
     April 10, 2003                             7,659
                                               ------
                                              $15,317
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

During the six month period ended June 30, 2001 and the year ended December 31, 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $235,000 and $888,025, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
June 30, 2001

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

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership’s business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2000.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

Fiscal Quarters Ended June 30, 2001 and 2000

There was no income to the Partnership during the three or six-month periods ended June 30, 2001 and 2000. No properties were sold during the periods presented.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
June 30, 2001

Total expenses for the three month period ended June 30, 2001 compared with the three month period ended June 30, 2000, increased by approximately $240,000 due primarily to increases in Outside Professional Services and Interest Expense as well as a decline in market value of the properties These increases were partially offset by a decrease in General and Administrative Expenses of $2,178.

Total expenses for the six month period ended June 30, 2001 compared with the six month period ended June 30, 2000, increased by approximately $231,000 due primarily to increases in Outside Professional Services and Interest Expense As well as a decline in market value of the properties. Interest Expense increased by $4,120 due to the increase in the amount due to PacWest. These increases were partially offset by decreases in Accounting & Financial Reporting Expenses and General & Administrative Expenses.

Liquidity and Capital Resources

At June 30, 2001, the Company had available cash of approximately $3,400. Operations during the six months ended June 30, 2001 provided cash of approximately $66,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $63,500. An advance from PacWest of approximately $145,000 funded the operations.

During the six months ended June 30, 2000, operations utilized cash of approximately $149,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $104,000. Financing activities during this six-month period included an additional note payable that provided $250,000. Proceeds from this note payable were used to reduce the advance from PacWest. Advances from PacWest decreased by approximately $82,500.

The Partnership had five properties as of June 30, 2001 that are being held for appreciation and resale. Three of the properties are currently in escrow for listing prices of $200,000, $475,000 and $300,000. Upon the sale of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  August 3, 2001

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