Form 10QSB
period 2001-09-30
TMP INLAND EMPIRE IV LTD
filed 2001-11-14
CIK 885051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Balance Sheets as of September 30, 2001 and December 31, 2000, Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (b) the financial position at September 30, 2001 and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                           September 30,      December 31,
                                                2001              2000
                                              (unaudited)       (audited)
                                           --------------     -----------
                                     Assets

Cash                                        $        168       $      1,098
Investment in Unimproved Land, net (Note 1)    1,711,223          1,925,000
                                            ------------       ------------

   Total Assets                             $  1,711,391       $  1,926,098
                                            ============       ============

                        Liabilities and Partners' Capital

Accounts Payable                            $      2,775       $     12,585
Due to Affiliates (Note 5 and 6)                 643,017            452,552
Property Taxes Payable (Note 8)                   61,122             48,371
Franchise Tax Payable                                800                800
Commission Payable to Affiliate (Note 6)          70,560             70,560
Notes Payable (Note 7)                           560,000            560,000
                                            ------------       ------------

    Total Liabilities                          1,338,274          1,144,868
                                               ---------          ---------

General Partners                                 (71,984)           (67,903)
Limited Partners: 8,500 Equity
  Units Authorized and Outstanding               445,101            849,133
                                            ------------       ------------

    Total Partners' Capital                      373,117            781,230
                                            ------------       ------------

    Total Liabilities and Partners' Capital $  1,711,391          1,926,098
                                            ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                                      September 30,
                                               2001                  2000
                                            ------------       ------------

Income
   Interest                                 $          0       $        975
                                            ------------       ------------

Total Income                                           0                975
                                            ------------       ------------

Expenses
   Accounting & Financial Reporting                6,292              6,692
   Decline in Market Value                        65,000                  0
   Outside Professional Services                  14,339             12,687
   General   & Administrative                        692              2,185
   Interest                                       18,518             12,925
                                            ------------       ------------

Total Expenses                                   104,841             34,489
                                            ------------       ------------

Net Loss                                    $   (104,841)       $   (33,514)
                                            =============       ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:      $     (1,048)       $      (335)
                                            =============       ============

   Limited Partners, in the Aggregate:      $   (103,793)       $   (33,179)
                                            =============       ============

   Limited Partners, per Equity Unit:       $     (12.21)       $     (3.90)
                                            =============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                             Statement of Operations
                                   (Unaudited)

                                                  Nine months Ended
                                                      September 30,
                                               2001                  2000
                                            ------------       ------------

Income
   Interest                                 $          0       $        975
                                            ------------       ------------

Total Income                                           0                975
                                            ------------       ------------

Expenses
   Accounting & Financial Reporting               18,415             24,461
   Decline in Market Value                       300,000                  0
   Outside Professional Services                  36,084             32,907
   General   & Administrative                      3,579              8,607
   Interest                                       49,235             39,522
                                            ------------       ------------

Total Expenses                                   407,313            105,497
                                            ------------       ------------

Loss Before Taxes                               (407,313)          (104,522)

   State Franchise Tax                              (800)              (800)
                                            -------------       ------------

Net Loss                                    $   (408,113)       $  (105,322)
                                            =============       ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:      $     (4,081)       $    (1,053)
                                            =============       ============

   Limited Partners, in the Aggregate:      $   (404,032)       $  (104,269)
                                            =============       ============

   Limited Partners, per Equity Unit:       $     (47.53)       $    (12.26)
                                            =============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                  Nine months ended
                                                     September 30,
                                               2001               2000
                                            ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                    $   (408,113)      $   (105,322)
  Decline in Market Value                        300,000                  0
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating
Activities:
   Increase (Decrease) in Due to Affiliates      190,465            (63,148)
   Increase in Property Taxes Payable             12,751             19,899
   (Decrease) Increase in Accounts Payable       (9,810)              5,565
                                            ------------       ------------
      Net Cash Provided By (Used In)
                    Operating Activities          85,293           (143,006)
                                            ------------       -------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved
    Land                                         (86,223)          (160,531)
                                            -------------       ------------
        Net Cash Used in Investing
Activities                                       (86,223)          (160,531)
                                            -------------       ------------

Cash Flows from Financing Activities:
    Borrowings from Note Payable                       0            370,000
                                            ------------       ------------
        Net Cash Provided By Financing
        Activities                                     0            370,000
                                            ------------       ------------

Net (Decrease) Increase in Cash                     (930)            66,463

Cash, Beginning of Period                          1,098              3,427
                                            ------------       ------------

Cash, End of Period                         $        168       $     69,890
                                            ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                         $        800       $        800
                                            ============       ============

Cash Paid for Interest                      $     83,473       $    114,110
                                            ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
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
September 30, 2001
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
September 30, 2001
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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership has a payable of $642,814 and $452,349, respectively, including interest to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
(Unaudited)

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

At September 30, 2001 the Partnership had a payable of $203 to the General Partners and an affiliated company.

As of September 30, 2001 and December 31, 2000, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Notes Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. This parcel is currently in escrow. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of September 30, 2001 and December 31, 2000, $112,227 and $108,427 of interest has been capitalized to investment in unimproved land. This note was not extended past June 1, 2001 and is currently due.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 7 - Notes Payable (continued)

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of September 30, 2001 and December 31, 2000, $51,544 and $25,772 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of September 30, 2001 and December 31, 2000, $18,000 and $7,200 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $61,122 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $16,006. Additional property tax liability of $45,116, relates to current property taxes that were due in April & December 2000 and April 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $8,003
     April 10, 2003                             8,003
                                               ------
                                              $16,006
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 9 - Decline in Market Value

During the three and nine month periods ended September 30, 2001, the Partnership experienced a loss due to the write-down in value of the Partnership land of $65,000 and $300,000, respectively. During the year ended December 31, 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $888,025. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
September 30, 2001

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

Fiscal Quarters Ended September 30, 2001 and 2000

There was no income to the Partnership during the three or nine-month periods ended September 30, 2001. During the three or nine-month periods ended September 30, 2000

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
September 30, 2001

$975 of interest income was recognized. No properties were sold during the periods presented.

Total expenses for the three month period ended September 30, 2001 compared with the three month period ended September 30, 2000, increased by $70,352 due primarily to increases Decline in Market Value, Outside Professional Services and Interest Expense. These increases were partially offset by a decrease in General and Administrative Expenses of $1,493.

Total expenses for the nine month period ended September 30, 2001 compared with the nine month period ended September 30, 2000, increased by $301,816 due primarily to increases in Decline in Market Value, Outside Professional Services and Interest Expense. Interest Expense increased by $9,713 due to the increase in the amount due to PacWest. Theses increases were partially offset by decreases in Accounting & Financial Reporting Expenses and General & Administrative Expenses.

Liquidity and Capital Resources

At September 30, 2001, the Company had available cash of approximately $170. Operations during the nine months ended September 30, 2001 provided cash of approximately $85,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $86,200.

During the nine months ended September 30, 2000, operations utilized cash of approximately $143,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $161,000. Financing activities during this nine-month period provided funds of $370,000.

The Partnership had five properties as of September 30, 2001 that are being held for appreciation and resale. Four of the properties are listed for sale for prices ranging from $200,000 to $475,000. Upon the sale of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  October 12, 2001

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