Form 10KSB
period 2001-12-31
TMP INLAND EMPIRE IV LTD
filed 2002-03-29
CIK 885051

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

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2, "Properties," some Properties havealready been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

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

Partnership owns or has owned the following properties:

                  Date           Purchase         Date              Sales
Property          Purchased      Price            Sold              Price
---------         ---------      --------         ---------         -----

Beaumont 320**    06-19-89       $   625,000      02-22-02          $ 0
                  09-14-89       $   720,000      02-22-02          $ 0
Victorville 10    08-15-89       $   420,000      05-08-97          $   127,000
Victorville 17    07-14-89       $   700,000      *                 *
Victorville 25    08-10-89       $ 1,202,000      *                 *
Oleander 10       08-09-89       $   295,000      *                 *
Elsinore 36.79**  07-10-89       $   360,000      10-06-89          $ 1,152,000
                  07-28-89       $   369,000      10-06-89          ***
Perris 6.44       06-23-89       $   930,000      *                 *
Perris 77         10-31-89       $   750,000      02-28-90          $ 1,200,000
Perris 1.93       12-05-89       $    22,500      02-14-95          $    23,000

*        These Properties are owned by the Partnership as of December 31, 2001.
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

The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings were completed on February 22, 2002 and the property is no longer owned by the Partnership. The property was purchased by PacWest for $214,432 who forgave the Partnership approximately $185,000 of debt due them in conjunction with the February 22, 2002 sale. The net book value of the property as of December 31, 2001 is $400,000.

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

This property is zoned R-3. There is engineering completed for a 70-unit residential tentative tract map. The property was in escrow during 2001 but the escrow cancelled due to the buyers' inability to perform.

VICTORVILLE 25. This approximately 25-acre property is comprised of two parcels of approximately 12.73 and 12.6 acres. The site is located in the northwest portion of the City of Victorville. Village Drive bound the parcels on the south, the east by Heartherdale and the west by Amargosa.

The 12.6 acre parcel is square in shape and is zoned C-2. The 12.73-acre parcel is triangular in size and is zoned R-3, or multi-family residential. The property was in escrow during 2001 but the escrow cancelled due to the buyers' inability to perform.

OLEANDER 10. This property is approximately a 10-acre parcel south of Oleander Avenue and east of Decker Road in Perris, CA, just 1/2 mile west of Interstate Highway 215. This parcel is zoned M-M, which is a type of industrial zoning. It is surrounded by other industrial property.

The property and its surroundings lie within the boundaries of the Riverside County Community Facilities district, 88-8, which facilitates the availability of utilities and access through proposed improvement projects. The property currently is in default due to non-payment of the CFD88-8 assessments. A default judgment has been filed but a sale date has not been set.

PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. Zoning was recently changed to C-2 to allow commercial development.

ITEM 3.     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001 there were approximately 760 holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1997 - 2001.

CASH DISTRIBUTIONS

No cash distributions were made during the years ended December 31, 1997-2001. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1997 - 2001, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                                              (UNAUDITED)
                                                        YEAR ENDED DECEMBER 31
                                             (Not Covered by Independent Auditor's Report)

                                    2001              2000              1999            1998              1997
                                    ----              ----              ----            ----              ----

Sale of Property Income            $            0    $           0     $          0    $           0     $     127,000
Cost of Property sold              $            0    $           0     $          0    $           0     $    (196,491)
                                   --------------    -------------      -----------    -------------     --------------
Gross Loss on Property Sold        $            0    $           0     $          0    $           0     $     (69,491)

Interest Income                    $            0    $       1,408     $          0    $         391     $       2,325
Other Income                       $            0    $           0     $          0    $           0     $          49
                                   --------------    -------------     ------------    -------------     -------------
Total Income (Loss)                $            0    $       1,408     $          0    $         391     $     (67,117)
                                   ==============    =============     ============    =============     ==============
Net Loss                           $   (1,016,217)   $  (1,034,802)    $   (112,474)   $    (109,590)    $    (103,693)
                                   ===============   ================================================    ==============
Net Loss per Unit*                 $      (119.55)   $     (121.74)    $     (13.23)   $      (12.89)    $      (12.20)
                                   ===============   ==============    ==============================    ==============

Cash distribution per Unit*        $            -    $           -     $          -    $           -     $
========                           ==============    =============     ============    =============     =============
Total assets                       $    1,184,789    $   1,926,098     $  2,620,630    $   2,437,775     $   2,426,366
                                   ==============    =============     ============    =============     =============

* (Based on 8,500 Units outstanding at December 31, 1997 - 2001)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2001 and 2000

Partnership revenues during the years ended December 31, 2001 and 2000 consisted solely of interest income on funds held. No properties were sold during the periods presented.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2000, decreased by $19,993 due primarily to the decrease in Decline in Market Value of $30,500. General & Administrative expenses and Accounting and Financial Reporting Expense decreased during the year ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2001, the Partnership had available cash of approximately $170. Operations during the year ended December 31, 2001 provided cash of approximately $113,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $114,200. Advances from PacWest increased by approximately $263,600 during the year ended December 31, 2001.

During the year ended December 31, 2000, operations utilized cash of approximately $176,500 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $195,800. Financing activities during this nine-month period provided funds of $370,000. Advances from PacWest decreased by approximately $56,100 during the year ended December 31, 2000.

The Partnership had four properties as of December 31, 2001 that are being held for appreciation and resale. All the properties are listed for sale for prices ranging from $200,000 to $475,000. Upon the sale of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                     Page No.
                                                                     --------

For the fiscal years ended December 31, 2001 and 2000

         Report of Independent Auditors                               16

         Balance Sheets as of December 31, 2001 and 2000              17

         Statements of Operations for the years ended December 31,
         2001 and 2000                                                18

         Statement of Partners' Capital for the years ended
         December 31, 2001 and 2000                                   19

         Statements of Cash Flows for the years ended December 31,
         2001 and 2000                                                20

         Notes to Financial Statements                                21-26

         Financial Statement Schedules                                27,28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the lack of Partnership liquidity raises substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 13, 2002

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                    2001                2000
                                                    ----                ----

                                     Assets

Cash                                            $        171       $      1,098
Prepaid Expenses                                       2,895                  0
Investment in Unimproved Land, net (Note 1)        1,181,723          1,925,000
                                                ------------          ---------

   Total Assets                                 $  1,184,789       $  1,926,098
                                                ============       ============

                        Liabilities and Partners' Capital

Accounts Payable                                $     12,819       $     12,585
Due to Affiliates (Note 5and 6)                      716,181            452,552
Property Taxes Payable (Note 8)                       59,416             48,371
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)              70,560             70,560
Notes Payable (Note 7)                               560,000            560,000
                                                ------------       ------------

    Total Liabilities                              1,419,776          1,144,868
                                                ------------       ------------

General Partners                                     (78,065)           (67,903)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding                  (156,922)           849,133
                                                -------------       -----------

    Total Partners' Capital                         (234,987)           781,230
                                                -------------       -----------

    Total Liabilities and Partners' Capital     $  1,184,789       $  1,926,098
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000

                                                    2001               2000
                                                   -----              -----

Income
   Interest                                     $          0       $      1,408
                                                 -----------        -----------

Total Income                                               0              1,408
                                                ------------       -----------

Expenses
   Accounting & Financial Reporting                   35,752             40,623
   Decline in Market Value                           857,525            888,025
   Outside Professional Services                      48,584             44,473
   General   & Administrative                          4,038              9,392
   Interest                                           69,518             52,897
                                                ------------       ------------

Total Expenses                                     1,015,417          1,035,410
                                                ------------       ------------

Loss Before Income Taxes                          (1,015,417)        (1,034,002)

State Franchise Tax                                      800                800
                                                ------------       ------------

Net Loss                                        $ (1,016,217)      $ (1,034,802)
                                                =============      =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $    (10,162)      $    (10,348)
                                                =============      =============

   Limited Partners, in the Aggregate:          $ (1,006,055)        (1,024,454)
                                                =============      =============

   Limited Partners, per Equity Unit:           $    (118.36)      $    (120.52)
                                                =============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000

                                         General       Limited
                                        Partners      Partners     Total
                                        --------      --------     -----

Partners' Capital (Deficit),
January 1, 2000                       $    (57,555)   $1,873,587   $ 1,816,032

Net Loss for 2000                          (10,348)   (1,024,454)   (1,034,802)
                                           --------   -----------   -----------

Partners' Capital (Deficit),
December 31, 2000                     $    (67,903)   $  849,133   $   781,230

Net Loss for 2001                          (10,162)   (1,006,055)   (1,016,217)
                                           --------   -----------   -----------

Partners' Capital (Deficit),
December 31, 2001                     $    (78,065)   $ (156,922)  $  (234,987)
                                      =============   ===========  ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                      2001               2000
                                                     -------       ----------

Cash Flows from Operating Activities:

Net Loss                                         $(1,016,217)      $ (1,034,802)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
     Decline in Market Value                         857,525            888,025
     Increase (Decrease) in Due to Affiliates        263,629           (56,111)
     Increase in Property Taxes Payable               11,045             13,796
     Increase in Prepaid Expenses                     (2,895)                 0
     Increase in Accounts Payable                        234             12,585
                                                 -----------       ------------
        Net Cash Provided By (Used In)
           Operating Activities                      113,321           (176,507)
                                                 -----------       -------------

Cash Flows from Investing Activities:

 Increase in Investment in Unimproved Land          (114,248)          (195,822)
                                                 ------------       ------------
        Net Cash Provided By Investing
        Activities                                  (114,248)          (195,822)
                                                 ------------       ------------

Cash Flows from Financing Activities:

 Borrowings from Note Payables                             0            370,000
                                                 -----------       ------------
        Net Cash Provided By Financing
        Activities                                         0            370,000
                                                 -----------       ------------

Net (Decrease) Increase in Cash                         (927)            (2,329)

Cash, Beginning of Period                              1,098              3,427
                                                 -----------       ------------

Cash, End of Period                              $       171       $      1,098
                                                 ===========       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                              $       800       $        800
                                                 ===========       ============

Cash Paid for Interest                           $   118,774       $    147,092
                                                 ===========       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies

Liquidity and Going Concern-As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,600,000 to the TMP partnerships, of which approximately $716,000 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt and the existing trust deeds.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership plans to adopt SFAS No. 144 in the year beginning January 1, 2002. The Partnership is assessing the impact of this statement.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 2 - Organization of the Partnership(continued)

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2001 and 2000, the Partnership has a payable of $715,978 and $452,349, respectively, including interest to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

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

At December 31, 2001 and 2000 the Partnership had a payable of $203 to the General Partner and the affiliated company.

As of December 31, 2001 and 2000, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Notes Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrues at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of December 31, 2001 and 2000, $116,027 and $108,427 of interest have been capitalized to investment in unimproved land. The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings were completed on February 22, 2002 and the property is no longer owned by the Partnership. The property was purchased by PacWest for $214,432 who forgave the Partnership approximately $185,000 of debt due them in conjunction with the February 22, 2002 sale. The net book value of the property as of December 31, 2001 is $400,000.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 7 - Notes Payable (continued)

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of December 31, 2001 and 2000, $60,134 and $25,772 of interest have been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of December 31, 2001 and 2000, $21,600 and $7,200 of interest have been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $59,416 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $16,726. The April 2001 payment of $11,274 was paid by the Partnership. Additional property tax liability of $42,690, relates to current property taxes that were due in April & December 2000 and 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $9,737
     April 10, 2003                             6,989
                                               ------
                                              $16,726
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

During the years ended December 31, 2001 and 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $857,525 and $888,025, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                           TMP INLAND EMPIRE IV, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
COLUMN           A                 B              C          D              E           F          G           H            I

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT            Gross
                                                      TO ACQUISITION         amount at                                    Estimated
                                               Initial           Carrying which Carried  Accumulated   Date of     Date Depreciable
Description of Assets           Encumbrances    Cost   Improvement  Cost  at Year-End   Depreciation Construction Acquired  Life

Unimproved land - Perris, CA      $250,000 $1,001,160 $      0  $  227,860  $ 1,229,020      -0-           N/A      6/23/89     N/A
Unimproved land - Oleander, CA    $ 41,604 $  331,768 $      0  $  223,216  $   554,984      -0-           N/A      8/9/89      N/A
Unimproved land - Beaumont, CA    $190,000 $1,554,409 $  5,349  $  495,815  $ 2,055,573      -0-           N/A      9/14/89
                                                                                                                  & 6/19/89     N/A
Unimproved land - Victorville, CA $121,086 $  769,718 $      0  $  226,864  $   996,582      -0-           N/A      7/14/89     N/A
Unimproved land - Victorville, CA $ 16,726 $1,322,099 $      0  $  265,986  $ 1,588,085      -0-           N/A      8/10/89     N/A
                                    ------  ---------  --------- ---------   ----------

                                  $619,416 $4,979,154 $  5,349  $1,439,741  $ 6,424,244      -0-
                                  ======== ========== ========   =========    ==================

Less valuation allowance:                                                   $ 5,242,521
                                                                              ---------

Net carrying value                                                          $ 1,181,723
                                                                            ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                         $  1,925,000

Increase in Valuation Allowance              (857,525)
Increase in Carrying Costs                     114,248
                                           -----------

Ending balance                            $  1,181,723
                                           ===========

                                                           TMP INLAND EMPIRE IV, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
COLUMN         A          B        C                D                E            F             G           H               I

                                            COSTS CAPITALIZED
                                                SUBSEQUENT         Gross
                                              TO ACQUISITION      amount at                                                Estimated
                                    Initial          Carrying    which Carried   Accumulated     Date of       Date     Depreciable
Description of Assets  Encumbrances   Cost   Improvement Cost     at Year-End   Depreciation  Construction   Acquired       Life

Unimproved land -
Perris, CA                 $250,000 $1,001,160 $      0 $  187,500  $    1,188,660   -0-           N/A         6/23/89        N/A
Unimproved land -
Oleander, CA               $ 20,773 $  331,768 $      0 $  202,250  $      534,018   -0-           N/A         8/9/89         N/A
Unimproved land -
Beaumont, CA               $190,000 $1,554,409 $  5,349 $  468,672  $    2,028,430   -0-           N/A         9/14/89
                                                                                                             & 6/19/89        N/A
Unimproved land -
Victorville, CA            $120,000 $  769,718 $      0 $  209,641  $      979,359   -0-           N/A         7/14/89        N/A
Unimproved land -
Victorville, CA            $ 27,598 $1,322,099 $      0 $  257,430  $    1,579,529   -0-           N/A         8/10/89        N/A
                             ------  ---------  --------  --------   -------------

                           $608,371 $4,979,154 $  5,349 $1,325,493  $    6,309,996   -0-
                            =======  =========    =====  =========       =========   ===

Less valuation allowance:                                           $    4,384,996
                                                                         ---------

Net carrying value                                                  $    1,925,000
                                                                    ==============

Reconciliation of carrying amount
---------------------------------

Beginning balance                        $  2,617,203

Increase in Valuation Allowance             (888,025)

Increase in Carrying Costs                    195,822
                                          -----------

Ending balance                           $  1,925,000
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

WILLIAM O. PASSO, 60, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties.

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

SCOTT E. MCDANIEL, 55 is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2001 the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which none were paid in the year ended December 31, 2001. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the Partnership had 8,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2001 by each officer, director and general partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2001. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                              Amount Paid from
Form of Compensation                                         Formation through
and Recipient                 Description of  Payment        December 31, 2001
-------------                 -----------------------        -----------------

Selling Commission and     Up to a maximum of 10% of gross              $856,738
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating Soliciting
(TMP Capital Corp.)        Dealers (which included TMP Capital
                           Corp.) from Units sold by them. Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Reimbursement for          Organizational Expenses paid to the          $ 91,091
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
                                   (i)      Acquisition fees:           $475,000
                                   (ii)     Real estate brokerage       $217,033
                                            commission

Partnership Management     A Partnership Management Fee with            $ 93,718
Fee (General Partners)     respect to each Property until a
                           Property is sold or improvement of the
                           Property commences in an annual amount
                           of 1/4 of 1% (.225%) of the cost of the
                           property, but not to exceed 2% of such
                           cost in the aggregate.

Leasing and Property       For leasing an improved Property, or a       $   -0-
Management Fees            portion thereof, a commission equal to
(General Partners or       7% for the first year's rent (net
an affiliate)               lease) or 6% of the first year's rent
                           (gross lease) decreasing to 2.5% (net
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

Interest in Partnership    1% interest in all Partnership               $ 24,040
Allocation of Each         allocations of Net Income, Net Loss and
Material Item (General     Distributions of Distributable Cash
Partners)                  from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 15% interest in all Partnership            $   -0-
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

Subordinated Real Estate   Real estate commissions with respect to      $   -0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of Properties; equal to
                           one-half the normal and competitive
                           rate charged by unaffiliated parties,
                           but payment shall be subordinated to a
                           return of all Limited Partners' Capital
                           contributions, plus a cumulative,
                           noncompounded return of 6% per annum on
                           their Adjusted Capital Contributions.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(b)	(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b)	The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2001. A Form 8K was filed on March 29, 1999.

(b)	(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

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

Date: March 26,2002

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