Form 10QSB
period 2002-03-31
TMP INLAND EMPIRE IV LTD
filed 2002-05-15
CIK 885051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Balance Sheets as of March 31, 2002 and December 31, 2001, Statements of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (b) the financial position at March 31, 2002 and (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                             March 31,      December 31,
                                              2002             2001
                                           (unaudited)
                                           -----------      -----------
                                     Assets

Cash                                         $        296     $        171
Prepaid Expenses                                        0            2,895
Investment in Unimproved Land, net (Note 1)       804,172        1,181,723
                                             ------------     ------------

   Total Assets                              $    804,468     $  1,184,789
                                             ============     ============

                        Liabilities and Partners' Capital

Accounts Payable                             $      4,368     $     12,819
Due to Affiliates (Note 5 and 6)                  591,975          716,181
Property Taxes Payable (Note 8)                    68,897           59,416
Franchise Tax Payable                                 800              800
Commission Payable to Affiliate (Note 6)           70,560           70,560
Notes Payable (Note 7)                            370,000          560,000
                                             ------------     ------------

    Total Liabilities                          1,106,600         1,419,776
                                               ---------         ---------

General Partners                                 (78,736)          (78,065)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding              (223,396)         (156,922)
                                             ------------     -------------

    Total Partners' Capital                     (302,132)         (234,987)
                                             ------------     -------------

    Total Liabilities and Partners' Capital  $    804,468     $  1,184,789
                                             ============     ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                              March 31,          March 31,
                                                2002               2001
                                             ------------      ----------

Income
   Interest                                  $          0     $          0
                                             ------------     ------------

Total Income                                            0                0
                                             ------------     ------------

Expenses
   Accounting & Financial Reporting                7,045             5,206
   Outside Professional Services                  14,361            10,368
   General   & Administrative                        194             2,150
   Interest                                       20,004            14,000
   Property Foreclosure                           24,741                 0
                                             -----------     -------------

Total Expenses                                    66,345            31,724
                                             -----------     -------------

Loss Before Taxes                                (66,345)          (31,724)

   State Franchise Tax                              (800)             (800)
                                             ------------     -------------

Net Loss                                     $   (67,145)     $    (32,524)
                                             ============     =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:       $      (671)     $       (325)
                                             ============     =============

   Limited Partners, in the Aggregate:       $   (66,474)     $    (32,199)
                                             ============     =============

   Limited Partners, per Equity Unit:        $     (7.82)     $      (3.79)
                                             ============     =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                 Three months ended
                                                March 31,          March 31,
                                                  2002               2001
                                               ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                     $   (67,145)     $    (32,524)
  Adjustments to Reconcile Net Loss to Net
  Cash
  Provided By Operating Activities:
     Property Foreclosure                         24,741                 0
     Increase (Decrease) in Due to Affiliates     61,614            62,357
     Decrease (Increase) in Prepaid Expenses       2,895            (2,895)
     Increase in Property Taxes Payable            9,481            11,442
     Increase in Franchise Tax Payable                 0               800
     Decrease in Accounts Payable                 (8,451)           (9,811)
                                             ------------     -------------
        Net Cash Provided By Operating
        Activities                                23,135            29,369
                                             -----------      ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land    (23,010)          (30,358)
                                             ------------     -------------
        Net Cash Used in Investing Activities    (23,010)          (30,358)
                                             ------------     -------------

Net Increase (Decrease) in Cash                      125              (989)

Cash, Beginning of Period                            171             1,098
                                             -----------      ------------

Cash, End of Period                          $       296      $        109
                                             ===========      ============

Supplemental Disclosure of Cash Flow
-------------------------------------
Information:
------------

Cash Paid for Taxes                          $       800       $          0
                                             ===========       ============

Cash Paid for Interest                       $    33,463       $     24,960
                                             ===========       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
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
March 31, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

Liquidity and Going Concern

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,933,000 to the TMP partnerships, of which approximately $591,772 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 2 - Organization of the Partnership (continued)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners. There were no distributions in 2002 or 2001.

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
March 31, 2002
(Unaudited)

Note 5 - Agreements with PacWest

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

As of March 31, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000, respectively, including advances & interest.

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
March 31, 2002
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has a payable of $591,772 and $715,978, respectively, including interest to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 6 - Related Party Transactions (continued)

At March 31, 2002 the Partnership had a payable of $203 to the General Partner and the affiliated company.

As of March 31, 2002 and December 31, 2001, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2002 the limited partners had not received such a return and therefore this amount is not currently due.

On February 22, 2002 PacWest purchased the Beaumont, California property at the foreclosure proceedings for $214,432 (see Note 7). The net book value of the property as of the sale date was approximately $400,560 and the Note Payable relating to this property had a principal balance due of $190,000. PacWest forgave the Partnership approximately $185,800 of debt relating to this transaction. A net loss of approximately $24,700 was recorded on the accompanying Statement of Operations for the three-month period ended March 31, 2002.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrued at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. As of March 31, 2002 and December 31, 2001, $116,027 of interest has been capitalized to investment in unimproved land. The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings were completed on February 22, 2002 and the property is no longer owned by the Partnership. As of March 31, 2002, the note payable has been removed from the balance sheet.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 7 - Note Payable (continued)

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of March 31, 2002 and December 31, 2001, $68,725 and $60,134 of interest has been capitalized to investment in unimproved land.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of March 31, 2002 and December 31, 2001, $25,200 and $21,600 of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $68,897 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $17,479. Additional property tax liability of $51,418, relates to current property taxes that were due in April and December 2000 and 2001 and April 2002, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $9,737
     April 10, 2003                             7,742
                                               ------
                                              $17,479
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $857,525. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2002

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2002 and 2001

There was no income to the Partnership during the periods ended March 31, 2002 and 2001.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
March 31, 2002

Total expenses for the period ended March 31, 2002 compared with the period ended March 31, 2001, increased by $34,621 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services, Interest and Other expenses. Other Expenses increased by $24,741 relating to the foreclosure of the property in Beaumont (See Note 7). Accounting & Financial Reporting increases are directly related to the timing of the costs incurred to prepare, review and file the appropriate financial information for the Partnership.

Liquidity and Capital Resources

At March 31, 2002 the Partnership had available cash of approximately $296. Operations during the three-month period ended March 31,2002 provided cash of approximately $23,100 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $23,000. Advances from PacWest increased by approximately $61,600 during the three-month period ended March 31, 2002.

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

The Partnership had four properties as of March 31, 2002 that are being held for appreciation and resale. All the properties are listed for sale for prices ranging from $125,000 to $475,000. Upon the sale of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners

The approximately 10 acres at Oleander in Perris, California is located within Community Facilities District 88-8 and due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2002

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