Form 10QSB
period 2002-06-30
TMP INLAND EMPIRE IV LTD
filed 2002-08-14
CIK 885051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Balance Sheets as of June 30, 2002 and December 31, 2001, Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001 (b) the financial position at June 30, 2002 and (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                   June 30,       December 31,
                                                     2002             2001
                                                  (unaudited)       __________
                                               ---------------
                                     Assets

Cash                                           $      1,415       $        171
Prepaid Expenses                                          0              2,895
Investment in Unimproved Land, net (Note 1)         435,692          1,181,723
                                               ------------       ------------

   Total Assets                                $    437,107       $1,184,789
                                               ============       ==========

                        Liabilities and Partners' Capital

Accounts Payable                               $     24,674       $     12,819
Due to Affiliates (Note 5 and 6)                    621,388            716,181
Property Taxes Payable (Note 8)                      78,411             59,416
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)             70,560             70,560
Notes Payable (Note 7)                              370,000            560,000
                                               ------------       ------------

    Total Liabilities                             1,165,833          1,419,776
                                                  ---------          ---------

General Partners                                    (83,003)           (78,065)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding                 (645,723)          (156,922)
                                               -------------       ------------

    Total Partners' Capital                        (728,726)          (234,987)
                                               -------------       ------------

    Total Liabilities and Partners' Capital    $    437,107       $  1,184,789
                                               ============       ============

                 See Accompanying Notes to Financial Statements

3

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                 June 30,            June 30,
                                                  2002                  2001
                                               ------------       ------------

Income
   Interest                                    $          0       $          0
                                               ------------       ------------

Total Income                                              0                  0
                                               ------------       ------------

Expenses
   Accounting & Financial Reporting                   7,927              6,917
   Decline in Market Value                          389,821            235,000
   Outside Professional Services                     10,542             11,377
   General   & Administrative                           281                737
   Interest                                          18,023             16,717
                                               ------------       ------------

Total Expenses                                      426,594            270,748
                                               ------------       ------------

Loss Before Taxes                                  (426,594)          (270,748)

   State Franchise Tax                                    0                  0
                                               ------------       ------------

Net Loss                                       $   (426,594)      $   (270,748)
                                               =============      =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:         $     (4,266)      $     (2,707)
                                               =============      =============

   Limited Partners, in the Aggregate:         $   (422,328)      $   (268,041)
                                               =============      =============

   Limited Partners, per Equity Unit:          $     (49.68)      $     (31.53)
                                               =============      =============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                       Six Months Ended
                                                 June 30,            June 30,
                                                  2002                  2001
                                               ------------       ------------

Income
   Interest                                    $          0       $          0
                                               ------------       ------------

Total Income                                              0                  0
                                               ------------       ------------

Expenses
   Accounting & Financial Reporting                  14,972             12,123
   Decline in Market Value                          389,821            235,000
   Outside Professional Services                     24,903             21,745
   General   & Administrative                           475              2,887
   Interest                                          38,027             30,717
   Property Foreclosure                              24,741                  0
                                               ------------       ------------

Total Expenses                                      492,939            302,472
                                               ------------       ------------

Loss Before Taxes                                  (492,939)          (302,472)

   State Franchise Tax                                 (800)              (800)
                                               -------------       ------------

Net Loss                                       $   (493,739)      $   (303,272)
                                               =============      =============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:         $     (4,938)      $     (3,033)
                                               =============      =============

   Limited Partners, in the Aggregate:         $   (488,801)      $   (300,239)
                                               =============      =============

   Limited Partners, per Equity Unit:          $     (57.51)      $     (35.32)
                                               =============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                      Six months ended
                                               June 30,           June 30,
                                                  2002               2001
                                               ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                       $   (493,739)       $  (303,272)
  Decline in Market Value                           389,821            235,000
Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Property Foreclosure                            24,741                  0
     Increase in Due to Affiliates                   91,027            145,004
     Decrease in Prepaid Expenses                     2,895                  0
     Increase (Decrease) in Property Taxes Payable   18,995            (1,047)
     Increase (Decrease) in Accounts Payable         11,855            (9,885)
                                               ------------       ------------
        Net Cash Provided By Operating
        Activities                                   45,595             65,800
                                               ------------       ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land       (44,351)           (63,534)
                                               -------------       ------------
        Net Cash Used in Investing Activities       (44,351)           (63,534)
                                               -------------       ------------

Net Increase (Decrease) in Cash                       1,244              2,266

Cash, Beginning of Period                               171              1,098
                                               ------------       ------------

Cash, End of Period                            $      1,415       $      3,364
                                               ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                            $        800       $        800
                                               ============       ============

Cash Paid for Interest                         $     39,302       $     53,207
                                               ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
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
June 30, 2002
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

Liquidity and Going Concern

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $621,185 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have begun on three of the properties.

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
June 30, 2002
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
June 30, 2002
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

As of June 30, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000, respectively, including advances & interest.

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
June 30, 2002
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2002 and December 31, 2001, the Partnership has a payable of $621,185 and $715,978, respectively, including interest to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 6 - Related Party Transactions (continued)

At June 30, 2002 the Partnership had a payable of $203 to the General Partner and the affiliated company.

As of June 30, 2002 and December 31, 2001, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2002 the limited partners had not received such a return and therefore this amount is not currently due.

On February 22, 2002, PacWest, a related party, purchased the Beaumont, California property at the foreclosure proceedings for $214,432 (see Note 7). The net book value of the property as of the sale date was approximately $400,560 and the Note Payable relating to this property had a principal balance due of $190,000. PacWest forgave the Partnership approximately $185,800 of debt relating to this transaction. A net loss of approximately $24,700 was recorded on the accompanying Statement of Operations for the six-month period ended June 30, 2002.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrued at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings, in which PacWest, a related party, purchased the property, were completed on February 22, 2002 and the property is no longer owned by the Partnership. As of June 30, 2002, the note payable has been removed from the balance sheet.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 7 - Note Payable (continued)

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note is due on April 1, 2003. Interest accrues at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of June 30, 2002 and December 31, 2001, $76,866 and $60,134 of interest has been capitalized to investment in unimproved land. On May 21, 2002, the lender started foreclosure proceedings of the parcel of land due to non-payment of this first trust deed. No foreclosure sale date has been set (see Note 9).

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of June 30, 2002 and December 31, 2001, $28,800 and $21,600 of interest has been capitalized to investment in unimproved land. On May 30, 2002, the lender started foreclosure proceedings of the parcel of land due to non-payment of this first trust deed. No foreclosure sale date has been set (see Note 9).

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $78,411 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $18,266. The April 10, 2002 payment was not made by the Partnership. Additional property tax liability of $60,145, relates to current property taxes that were due in April and December 2000 and 2001 and April 2002, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                            $9,737
     April 10, 2003                             8,529
                                               ------
                                              $18,266
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 9 - Decline in Market Value

On May 10, 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002. Foreclosure proceedings have begun on three of the Partnership properties and a write-down in value of the Partnership land of $389,821 was taken in the accompanying Statements of Operations for the period ended June 30, 2002.

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $857,525. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
June 30, 2002

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

The Partnership is experiencing serious operating and liquidity issues. The report of the Partnerships independent public accountants on the Partnerships financial statements included in the Form 10-KSB for the year ended December 31, 2001 contained a modification related to the Partnerships ability to continue as a going concern.

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

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
June 30, 2002

Fiscal Quarters Ended June 30, 2002 and 2001

There was no income to the Partnership during the three and six-month periods ended June 30, 2002 and 2001.

Total expenses for the three month period ended June 30, 2002 compared with the period ended June 30, 2001, increased by $155,846 due primarily to the increase in Decline in Market Value of $154,821 (see Note 9).

Total expenses for the six month period ended June 30, 2002 compared with the period ended June 30, 2001, increased by $190,467 due primarily to the increase in Decline in Market Value of $154,821 (see Note 9). In addition, there were slight increases in Accounting & Financial Reporting, Outside Professional Services, Interest and Property Foreclosure. The increase in Property Foreclosure of $24,741 relates to the foreclosure of the property in Beaumont (See Note 7).

Liquidity and Capital Resources

At June 30, 2002 the Partnership had available cash of approximately $1,415 Operations during the six-month period ended June 30,2002 provided cash of approximately $45,600 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $44,350. Advances from PacWest increased by approximately $91,000 during the six-month period ended June 30, 2002.

Operations during the six-month period ended June 30, 2001 provided cash of approximately $65,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $63,500. Advances from PacWest increased by approximately $145,000 during the six-month period ended June 30, 2001.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $621,185 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
June 30, 2002

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have begun on three of the properties.

The Partnership had four properties as of June 30, 2002 that are being held for appreciation and resale. All the properties are listed for sale for prices ranging from $200,000 to $475,000. On May 10, 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002. PacWest has therefore begun to foreclose on three of the Partnership properties and a write-down in value of the Partnership land of $389,821 was taken in the accompanying Statements of Operations for the period ended June 30, 2002. Upon the sale/foreclosure of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds (if any), less any reserves needed for operations, to the partners

The approximately 10 acres at Oleander in Perris, California is located within Community Facilities District 88-8 and due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2002

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