Form 10QSB
period 2002-09-30
TMP INLAND EMPIRE IV LTD
filed 2002-11-15
CIK 885051

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Balance Sheets as of September 30, 2002 and December 31, 2001, Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001 (b) the financial position at September 30, 2002 and (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                September 30,      December 31,
                                                    2002              2001
                                                 (unaudited)
                                              --------------    ---------------
                                     Assets

Cash                                            $      6,415       $        171
Prepaid Expenses                                           0              2,895
Investment in Unimproved Land, net (Note 1)          199,289          1,181,723
                                                ------------       ------------

   Total Assets                                 $    205,704       $  1,184,789
                                                ============       ============

                        Liabilities and Partners' Capital

Accounts Payable                                $     41,405       $     12,819
Due to Affiliates (Note 5 and 6)                     647,917            716,181
Property Taxes Payable (Note 8)                       85,326             59,416
Escrow Deposit (Note 9)                                5,000                  0
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)              70,560             70,560
Notes Payable (Note 7)                               120,000            560,000
                                                ------------       ------------

    Total Liabilities                                971,008          1,419,776
                                                ------------          ---------

General Partners                                     (83,368)           (78,065)
Limited Partners; 8,500 Equity
  Units Authorized and Outstanding                  (681,936)          (156,922)
                                                -------------       ------------

    Total Partners' Capital                         (765,304)          (234,987)
                                                -------------       ------------

    Total Liabilities and Partners' Capital     $    205,704       $  1,184,789
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                 September 30,    September 30,
                                                   2002                  2001
                                                ------------       ------------

Income
   Property Foreclosure                         $      1,758       $          0
                                                ------------       ------------

Total Income                                           1,758                  0
                                                ------------       ------------

Expenses
   Accounting & Financial Reporting                    8,286              6,292
   Decline in Market Value                                 0             65,000
   Outside Professional Services                      11,353             14,339
   General   & Administrative                            698                692
   Interest                                           17,999             18,518
                                                ------------             ------

Total Expenses                                        38,336            104,841
                                                ------------       ------------

Loss Before Taxes                                    (36,578)          (104,841)

   State Franchise Tax                                     0                  0
                                                ------------       ------------

Net Loss                                        $    (36,578)       $  (104,841)
                                                =============       ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $       (366)       $    (1,048)
                                                =============       ============

   Limited Partners, in the Aggregate:          $    (36,212)       $  (103,793)
                                                =============       ============

   Limited Partners, per Equity Unit:           $      (4.26)       $    (12.21)
                                                =============       ============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Nine Months Ended
                                             September 30,       September 30,
                                                  2002                  2001
                                               ------------       ------------

Income
   Interest                                     $          0       $          0
                                                ------------       ------------

Total Income                                               0                  0
                                                ------------       ------------

Expenses
   Accounting & Financial Reporting                   23,258             18,415
   Decline in Market Value                           389,821            300,000
   Outside Professional Services                      36,255             36,084
   General   & Administrative                          1,174              3,579
   Interest                                           56,026             49,235
   Property Foreclosure                               22,983                  0
                                                ------------       ------------

Total Expenses                                       529,517            407,313
                                                ------------       ------------

Loss Before Taxes                                   (529,517)          (407,313)

   State Franchise Tax                                  (800)              (800)
                                                -------------       ------------

Net Loss                                        $   (530,317)       $  (408,113)
                                                =============       ============

Allocation of Net Loss  (Note 4):

   General Partners, in the Aggregate:          $     (5,303)       $    (4,081)
                                                =============       ============

   Limited Partners, in the Aggregate:          $   (525,014)       $  (404,032)
                                                =============       ============

   Limited Partners, per Equity Unit:           $     (61.77)       $    (47.53)
                                                =============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                       Nine months ended
                                              September 30,       September 30,
                                                  2002               2001
                                               ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                        $   (530,317)      $   (408,113)
  Decline in Market Value                            389,821            300,000
Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Property Foreclosure                             22,983                  0
     Increase in Due to Affiliates                   117,556            190,465
     Decrease in Prepaid Expenses                      2,895                  0
     Increase (Decrease) in Property Taxes
     Payable                                          25,910             12,751
     Increase (Decrease) in Accounts Payable          28,586             (9,810)
                                                ------------       -------------
        Net Cash Provided By Operating
        Activities                                    57,434             85,293
                                                ------------       ------------

Cash Flows from Investing Activities:
    Proceeds from Escrow Deposit                       5,000                  0
    Increase in Investment in Unimproved Land        (56,190)           (86,223)
                                                -------------       ------------
        Net Cash Used in Investing Activities        (51,190)           (86,223)
                                                -------------       ------------

Net Increase (Decrease) in Cash                        6,244              (930)

Cash, Beginning of Period                                171              1,098
                                                ------------       ------------

Cash, End of Period                             $      6,415       $        168
                                                ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $        800       $        800
                                                ============       ============

Cash Paid for Interest                          $     39,302       $     83,473
                                                ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
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
September 30, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements - In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $647,714 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have begun on all three of the properties.

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
September 30, 2002
(Unaudited)

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

As of September 30, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership has a payable of $647,714 and $715,978, respectively, including interest to PacWest

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

related to the aforementioned agreements.

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

At September 30, 2002 the Partnership had a payable of $203 to the General Partner and the affiliated company.

As of September 30, 2002 and December 31, 2001, $70,560 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2002 the limited partners had not received such a return and therefore this amount is not currently due.

On February 22, 2002, PacWest, a related party, purchased the Beaumont, California property at the foreclosure proceedings for $214,432 (see Note 7). The net book value of the property as of the sale date was approximately $400,560 and the Note Payable relating to this property had a principal balance due of $190,000. PacWest forgave the Partnership approximately $185,800 of debt relating to this transaction. A net loss of $24,741 was recorded in the accompanying Statement of Operations for the nine-month period ended September 30, 2002 relating to this transaction.

See Note 5 regarding information on management of the Partnership during 2002.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 7 - Note Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrued at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings, in which PacWest, a related party, purchased the property (see Note 6), were completed on February 22, 2002 and the property is no longer owned by the Partnership. As of September 30, 2002, the note payable has been removed from the balance sheet.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note was due on April 1, 2003. Interest accrued at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of September 30, 2002 and December 31, 2001, $76,866 and $60,134 of interest has been capitalized to investment in unimproved land. On May 21, 2002, the lender started foreclosure proceedings on the parcel of land due to non-payment of this first trust deed. The property was sold at a foreclosure sale on September 18, 2002 for a sales price of $293,000 and the note payable was paid in full from the foreclosure sale proceeds. A net gain on this foreclosure transaction of $1,758 was recorded in the accompanying Statements of Operations for the three and nine-month period ended September 30, 2002. As of September 30, 2002, the note payable has been removed from the balance sheet.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on July 7, 2003. Interest accrues at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of September 30, 2002 and December 31, 2001, $32,400 and $21,600 of interest has been capitalized to investment in unimproved land. No interest payments have been made on this note from April – September 2002. On May 30, 2002, the lender started foreclosure proceedings of the parcel of land due to non-payment of this first trust deed. No foreclosure sale date has been set. The property is currently in escrow for a sales price of $285,000 due to close in October 2002 (see Note 9).

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $85,326 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $19,088. The April 10, 2002 payment was not made by the Partnership. Additional property tax liability of $66,238, relates to current property taxes that were due in April and December 2000 and 2001 and April 2002, not yet paid.

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Escrow Deposit

One of the properties is currently in escrow for $285,000 due to close in October 2002. A $5,000 non-refundable deposit was received during the three-month period ended September 30, 2002 in accordance with the escrow instructions.

Note 10- Decline in Market Value

On May 10, 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002. Foreclosure proceedings have begun on all three of the Partnership remaining properties and a write-down in value of the Partnership land of $389,821 was recorded as expense in the accompanying Statements of Operations for the nine-month period ended September 30, 2002.

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $857,525. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
September 30, 2002

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

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnership
September 30, 2002

Fiscal Quarters Ended September 30, 2002 and 2001

There was no income to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001.

Total expenses for the three month period ended September 30, 2002 compared with the period ended September 30, 2001, decreased by $66,505 due primarily to the decrease in Decline in Market Value of $65,000 (see Note 10).

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001, increased by $122,204 due primarily to the increase in Decline in Market Value of $89,821 (see Note 10) and Property Foreclosure. The increase in Property Foreclosure of $22,983 relates to the foreclosure of the properties in Beaumont and Perris, CA (see Note 7). In addition, there were slight increases in Accounting & Financial Reporting, Outside Professional Services and Interest.

Liquidity and Capital Resources

At September 30, 2002 the Partnership had available cash of approximately $6,415 Operations during the nine-month period ended September 30,2002 provided cash of approximately $57,4000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $56,200. Advances from PacWest increased by approximately $117,600 during the nine-month period ended September 30, 2002.

Operations during the nine-month period ended September 30, 2001 provided cash of approximately $85,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $86,200. Advances from PacWest increased by approximately $190,500 during the nine-month period ended September 30, 2001.

TMP INLAND EMPIRE IV, LTD.
A California Limited Partnersh
ip September 30, 2002

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $647,714 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership had three properties as of September 30, 2002 that are being held for appreciation and resale. Two of the properties are listed for sale for prices ranging from $125,000 to $250,000. The third property is currently in escrow for a sales price of $285,00 due to close in October 2002. On May 10, 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have therefore begun on three of the Partnership properties and a write-down in value of the Partnership land of $389,821 was recorded as expense in the accompanying Statements of Operations for the nine-month period ended September 30, 2002. Upon the sale/foreclosure of each property, the Partnership intends to payback, where applicable, notes payable secured by the properties as well as PacWest loans, including interest, and then distribute the sales proceeds (if any), less any reserves needed for operations, to the partners

The approximately 10 acres at Oleander in Perris, California is located within Community Facilities District 88-8 and due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  October 7, 2002

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

                              \s\ Anthony W. Thompson
                     By:__________________________________
                         Anthony W. Thompson, Exec. VP

         By:  TMP Properties, a California General Partnership as Co-General Partner

                              \s\ William O. Passo
                     By:___________________________________
                         William O. Passo, General Partner

                              \s\ Anthony W. Thompson
                     By:___________________________________
                        Anthony W. Thompson, General Partner

                              \S\ Scott E. McDaniel
                     By ____________________________________
                                Scott E. McDaniel

CERTIFICATIONS

We, Daniel L. Stephenson and John Fonseca, certify that:

1.      We have reviewed this quarterly report on Form 10-Q of TMP Inland Empire IV, Ltd.;

2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                     /S/DANIEL L STEPHENSON
                                                     --------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                     /S/JOHN FONSECA
                                                     --------------------------