Form 10KSB
period 2002-12-31
TMP INLAND EMPIRE IV LTD
filed 2003-03-31
CIK 885051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19933

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

ITEM 1(A).                 BUSINESS

INTRODUCTION

The following discussion pertains to the Partnership prior to dissolution in December 2002.

TMP INLAND EMPIRE IV, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in June 1989, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the General Partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino Counties, California. In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

The Partnership was formed under the Revised Limited Partnership Act of the State of California. The Partnership Agreement governs the rights and obligations of the Partners in the Partnership. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

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

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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

ITEM 2.     PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of nine (9) Properties, some of which consist of more than one parcel. All of the Properties were in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

The Properties were unimproved and produced no operating income.

In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

Partnership owns or has owned the following properties:

                  Date             Purchase Date                     Sales
Property          Purchased        Price            Sold             Price
---------         ---------        --------         ---------        -----

Beaumont 320**    06-19-89         $   625,000      02-22-02         $        0
                  09-14-89         $   720,000      02-22-02         $        0
Victorville 10    08-15-89         $   420,000      05-08-97         $  127,000
Victorville 17    07-14-89         $   700,000      11-14-02         $  285,000
Victorville 25    08-10-89         $1,202,000       12-19-02         $        0
Oleander 10       08-09-89         $   295,000      12-18-02         $  116,370
Elsinore 36.79**  07-10-89         $   360,000      10-06-89         $1,152,000
                  07-28-89         $   369,000      10-06-89                ***
Perris 6.44       06-23-89         $   930,000      09-18-02         $        0
Perris 77         10-31-89         $   750,000      02-28-90         $1,200,000
Perris 1.93       12-05-89         $    22,500      02-14-95         $   23,000

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

The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings were completed on February 22, 2002. The property was purchased by PacWest, a related party, for $214,432 who forgave the Partnership approximately $185,000 of debt due them in conjunction with the February 22, 2002 sale.

VICTORVILLE 17. This 17.44 acre parcel is located on Rodeo Road at its intersection with Pebble Beach Drive about 1/4 mile north of Green Tree Blvd. The property is in an already developed part of east central Victorville. The immediate neighborhood is made up of some lower income single-family homes, a mobile home community and golf course, and scattered apartment complexes. There is currently a residential tract under construction that is adjacent to the property. The property is “L” shaped with 800 feet of frontage on Rodeo Road. It is sloped and slightly rolling with a flood control channel on the north property line. All utilities and sewer are in place to the Property.

This property is zoned R-3. There is engineering completed for a 70-unit residential tentative tract map. The property was sold for $285,000 on November 14, 2002.

VICTORVILLE 25. This approximately 25-acre property is comprised of two parcels of approximately 12.73 and 12.6 acres. The site is located in the northwest portion of the City of Victorville. Village Drive bound the parcels on the south, the east by Heartherdale and the west by Amargosa.

The 12.6 acre parcel is square in shape and is zoned C-2. The 12.73-acre parcel is triangular in size and is zoned R-3, or multi-family residential. On December 24, 2002 the Partnership executed a deed in lieu of foreclosure to PacWest, a related party.

OLEANDER 10. This property is approximately a 10-acre parcel south of Oleander Avenue and east of Decker Road in Perris, CA, just 1/2 mile west of Interstate Highway 215. This parcel is zoned M-M, which is a type of industrial zoning. It is surrounded by other industrial property.

The property and its surroundings lie within the boundaries of the Riverside County Community Facilities district, 88-8, which facilitates the availability of utilities and access through proposed improvement projects. The property was sold on December 18, 2002 for $116,370.

PERRIS 6.44. This approximately 6.44 acre parcel is located at the northeast corner of Perris Boulevard and Markham Street in the northern section of the City of Perris. Zoning was recently changed to C-2 to allow commercial development. The property was sold at a foreclosure sale on September 18, 2002. Excess funds from the foreclosure sale of approximately $24,000 were received by PacWest, a related party and second trust deed holder of the property. The Partnership therefore reduced its debt due to PacWest by the $24,000.

ITEM 3.     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002 there were approximately 760 holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1998 – 2002.

CASH DISTRIBUTIONS

No cash distributions were made during the years ended December 31, 1998-2002. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1998 – 2002, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                                              (UNAUDITED)
                                                        YEAR ENDED DECEMBER 31
                                             (Not Covered by Independent Auditor's Report)

                                 2002               2001              2000             1999              1998
                                 ----               ----              ----             ----              ----

Property Sales               $      401,370    $           0     $           0    $           0     $           0
Cost of Property Sales       $    (229,175)    $           0     $           0    $           0     $           0
                             --------------    -------------      ------------    -------------     -------------
Net Gain on Property Sales   $      172,195    $           0     $           0    $           0     $           0

Interest Income              $            0    $           0     $       1,408    $           0     $         391
Other Income                 $      619,043    $           0     $           0    $           0     $           0
                             --------------    -------------     -------------    -------------     -------------
Total Income                 $      791,238    $           0     $       1,408    $           0     $         391
                             ==============    =============     =============    =============     =============
Net Income (Loss)            $      234,987    $  (1,016,217)    $  (1,034,802)   $    (112,474)    $    (109,590)
                             ==============    =================================================    ==============
Net Income (Loss) per Unit*  $        27.65    $     (119.55)    $     (121.74)   $      (13.23)    $      (12.89)
                             ==============    ================================================     ==============

Cash distribution per Unit*  $          -      $         -       $         -      $        -        $         -
                             ==============    =============     ==============   =============     ==============
Total assets                 $       58,828    $   1,184,789        $1,926,098    $   2,620,630     $   2,437,775
                             ==============    ================================================     =============

* (Based on 8,500 Units outstanding at December 31, 1998 - 2002)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition prior to dissolution of the Partnership in December 2002. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2002 and 2001

The 320 acres in Beaumont (Beaumont 320) was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings were completed on February 22, 2002 and the property was purchased by PacWest, a related party, for $214,432 who forgave the Partnership $185,820 of debt due them in conjunction with the sale. The net book value of the property plus selling costs netted to $210,561. A net property foreclosure loss of $24,741 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The 17 acres on Rodeo Road (Victorville 17.44) closed escrow on November 14,2002 for $285,000. The net book value of the property plus selling costs netted to $201,985. A gain of $83,015 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The 6 acres at the northeast corner of Perris Boulevard and Markham Street (Perris 6.44) was sold at a foreclosure sale on September 18, 2002. Excess funds from the foreclosure sale of approximately $24,000 were received by PacWest, a related party and second trust deed holder of the property. The Partnership therefore reduced its debt due to PacWest by the $24,000. A net property foreclosure gain of $15,629 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The Partnership executed a deed in lieu of foreclosure on the 25-acre property comprised of two parcels located on Village Drive in Victorville (Victorville 25). A net property foreclosure gain of $197,185 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002 relating to this transaction, as a result of PacWest, a related party, forgiving debt in that amount.

The 10-acre property south of Oleander Avenue in Perris, CA (Oleander 10) was sold on December 18, 2002 for $116,370. The net book value of the property plus selling costs netted to $27,190. A gain of $89,180 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002. This property had been previously written down to a net book value of zero in anticipation of foreclosure proceedings. The property was subsequently sold for $116,370.

There were no Partnership revenues during the year ended December 31, 2001.

Total expenses for the year ended December 31, 2002 compared with the year ended December 31, 2001, decreased by $459,966 due primarily to the decrease in Decline in Market Value of $467,704.

Liquidity and Capital Resources

Operations during the year ended December 31, 2002 utilized cash of approximately $231,500 while investing activities provided approximately $351,350. Cash proceeds of $401,370 from the sale of properties were offset by the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $29,867 and selling expenses relating to the sales of properties of approximately $20,154. Financing activities utilized cash of $120,000 to payoff the note payable. Advances from PacWest increased by approximately $4,250 during the year ended December 31, 2002.

During the year ended December 31, 2001, operations provided cash of approximately $113,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $114,250. Advances from PacWest increased by approximately $263,600 during the year ended December 31, 2001.

In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                           Page No.
                                                                           --------

For the fiscal years ended December 31, 2002 and 2001

         Report of Independent Auditors                                     11

         Balance Sheets as of December 31, 2002 and 2001                    12

         Statements of Operations for the years ended December 31,
         2002 and 2001                                                      13

         Statement of Partners' Capital for the years ended
         December 31, 2002 and 2001                                         14

         Statements of Cash Flow for the years ended December 31,
         2002 and 2001                                                      15

         Notes to Financial Statements                                      16-21

         Financial Statement Schedule                                       22

         (no Schedule 2 has been included for the year ended December 31, 2002 due to the sale/foreclosure of all properties as of that date)

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire IV, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire IV, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire IV, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership was dissolved effective December 31, 2002.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2003

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                2002                  2001
                                                ----                  ----

                                     Assets

Cash                                          $          0       $         171
Due from PacWest                                    58,828                   0
Prepaid Expenses                                         0               2,895
Investment in Unimproved Land, net (Note 1)              0           1,181,723
                                              ------------           ---------

   Total Assets                               $     58,828       $   1,184,789
                                              ============       =============

                        Liabilities and Partners' Capital

Accounts Payable                              $          0       $      12,819
Due to PacWest                                      58,828                   0
Due to Affiliates (Note 5 and 6)                         0             716,181
Property Taxes Payable                                   0              59,416
Franchise Tax Payable                                    0                 800
Commission Payable to Affiliate (Note 6)                 0              70,560
Notes Payable (Note 7)                                   0             560,000
                                              ------------       -------------

    Total Liabilities                               58,828           1,419,776
                                              ------------       -------------

General Partners                                         0             (78,065)
Limited Partners                                         0            (156,922)
                                              ------------       --------------

    Total Partners' Capital                              0            (234,987)
                                              ------------       --------------

    Total Liabilities and Partners' Capital   $     58,828       $   1,184,789
                                              ============       =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001

                                                    2002             2001
                                                --------           --------

Property Sales                                $    401,370       $           0
Cost of Property Sales                            (229,175)                  0
                                              -------------       ------------

  Net Gain on Property Sales                       172,195                   0
                                              ------------       -------------

Other Income
   Forgiveness of Debt, PacWest                    359,407                   0
   Forgiveness of Debt                              71,563
   Property Foreclosure                            188,073                   0
                                              ------------       -------------

Total Income                                       791,238                   0
                                              ------------       -------------

Expenses
   Accounting & Financial Reporting                 39,056              35,752
   Decline in Market Value                         389,821             857,525
   Outside Professional Services                    53,657              48,584
   General   & Administrative                        1,569               4,038
   Interest                                         71,348              69,518
                                              ------------        ------------

Total Expenses                                     555,451           1,015,417
                                              ------------        ------------

Income (Loss) Before Income Taxes                  235,787          (1,015,417)

State Franchise Tax                                   (800)               (800)
                                              -------------        ------------

Net Income (Loss)                             $    234,987       $  (1,016,217)
                                              ============       ==============

Allocation of Net Income (Loss) (Note 4):

   General Partners, in the Aggregate:        $     78,065       $     (10,162)
                                              ============       ==============

   Limited Partners, in the Aggregate:        $    156,922       $  (1,006,055)
                                              ============       ==============

   Limited Partners, per Equity Unit:                18.46       $     (118.36)
                                              ============       ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE IV, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                       General          Limited
                                      Partners         Partners        Total
                                      --------         --------        -----

Partners' Capital (Deficit),
January 1, 2001                     $ (67,903)    $   849,133    $     781,230

Net Loss for 2001                     (10,162)     (1,006,055)      (1,016,217)
                                      --------     -----------      -----------

Partners' Capital (Deficit),
December 31, 2001                   $ (78,065)    $  (156,922)   $    (234,987)

Net Income for 2002                    78,065         156,922          234,987
                                       ------         -------          -------

Partners' Capital (Deficit),
December 31, 2002                   $       0     $         0    $           0
                                    =========     ===========    =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE IV, LTD
                        A California Limited Partnership
                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                           2002               2001
                                                        ---------          -------
Cash Flows from Operating Activities:
Net Income (Loss)                                   $        234,987    $ (1,016,217)
  Gain on Sale of Properties                               (172,195)               0
  Property Foreclosure                                     (188,073)               0
  Forgiveness of Debt                                      (430,970)
  Decline in Market Value                                   389,821          857,525
Adjustments to Reconcile Net Loss to Net Cash
  (Used In) Provided By Operating Activities:
     Increase in Due to Affiliates                            4,250          263,629
     (Decrease) Increase in Property Taxes Payable          (59,416)          11,045
     Decrease (Increase) in Prepaid Expenses                  2,895           (2,895)
     (Decrease) Increase in Accounts Payable                (12,819)             234
                                                    ----------------       ---------
        Net Cash (Used In) Provided By
           Operating Activities                            (231,520)         113,321
                                                    ----------------       ---------

Cash Flows from Investing Activities:
   Net Proceeds from Sale of Properties and
     Payment of Selling Expenses                            381,216               0
   Increase in Investment in Unimproved Land                (29,867)       (114,248)
                                                    ----------------       ---------
        Net Cash Provided By (Used In)
            Investing Activities                            351,349        (114,248)
                                                    ---------------       ----------

Cash Flows from Financing Activities:
   Payment of  Note Payable                                (120,000)              0
                                                    ----------------       --------
        Net Cash (Used In) Financing Activities            (120,000)              0
                                                    ----------------       --------

Net (Decrease) in Cash                                         (171)           (927)
Cash, Beginning of Period                                       171            1,098
                                                    ---------------       ----------
Cash, End of Period                                 $             0     $        171
                                                    ===============     ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                                 $           800     $        800
                                                    ===============     ============

Cash Paid for Interest                              $        39,302     $    118,774
                                                    ===============     ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies

General - This discussion of significant accounting policies is applicable to partnership activity in 2002 and 2001 prior to the dissolution of the Partnership in December 2002. TMP Inland Empire IV, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Termination of the Partnership - In May 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership. In accordance with the agreement between the General Partners and PacWest (see Note 5), PacWest is obligated to pay to the Partnership the deficit capital account of the General Partners, which is $55,828.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies (continued)

Special Allocations - Net Income for the year ended December 31, 2002 has been specially allocated so that any partner deficit capital accounts will be eliminated.

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

The Partnership originally acquired nine separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. One parcel was sold in 1989, another parcel was sold in 1990, a third parcel was sold in 1995, and a fourth parcel was sold in 1997. All remaining properties were sold or foreclosed on in 2002.

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
December 31, 2002 and 2001

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

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for the TMP Land Partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. PacWest is obligated to pay the amount of the General Partners’ deficit capital account, prior to any special allocation, to the Partnership. This obligation has been recorded as a receivable from PacWest in the accompanying Balance Sheet as of December 31, 2002.

PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment was to clarify and define certain language and the terms of the provisions of the Management Agreement.

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

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 6 - Related Party Transactions (continued)

Investment in unimproved land includes acquisition fees of $365,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

At December 31, 2001 the Partnership had a payable of $203 to the General Partner and an affiliated company. Upon dissolution of the Partnership in December 2002 this amount was written off as Forgiveness of Debt in the accompanying Statements of Operations for the year ended December 31, 2002.

As of December 31, 2001, $70,560 was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount was contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2002 the limited partners had not received such a return and therefore upon dissolution of the Partnership this amount was written off as Forgiveness of Debt in the accompanying Statements of Operations for the year ended December 31, 2002.

On February 22, 2002, PacWest, a related party, purchased the Beaumont, California property at the foreclosure proceedings for $214,432 (see Note 7). The net book value of the property as of the sale date was approximately $400,560 and the Note Payable relating to this property had a principal balance due of $190,000. PacWest forgave the Partnership approximately $185,800 of debt relating to this transaction. A net property foreclosure loss of $24,741 is recorded in the accompanying Statement of Operations for the year ended December 31, 2002 relating to this transaction.

On September 18, 2002, the 6 acres at the northeast corner of Perris Boulevard and Markham Street (Perris 6.44) was sold at a foreclosure sale. Excess funds from the foreclosure sale of approximately $24,000 were received by PacWest, a related party and second trust deed holder of the property. The Partnership therefore reduced its debt due to PacWest by the $24,000. In addition, PacWest paid certain costs that were due relating to this property on behalf of the Partnership. A net property foreclosure gain of $15,629 is recorded in the accompanying Statement of Operations for the year ended December 31, 2002 relating to this transaction.

On December 24, 2002, the 25-acre property located on Village Drive in Victorville (Victorville 25) the Partnership executed a deed in lieu of foreclosure to PacWest, a related party. PacWest forgave the Partnership approximately $175,000 of debt relating to this transaction. A net property foreclosure gain

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 6 - Related Party Transactions (continued)

of $197,185 is recorded in the accompanying Statement of Operations for the year ended December 31, 2002 relating to this transaction.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Notes Payable

On March 1, 1996, the Partnership borrowed $190,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Beaumont, California. The note was originally due on February 1, 1999, but was extended until June 1, 2001. Fees for the refinance of the note were paid by the Partnership in the amount of approximately $8,800. Interest accrued at 12 percent per annum payable in monthly installments of $1,900 starting March 1, 1996. The property was in default due to non-payment of the first trust deed note on the property. Foreclosure proceedings, in which PacWest, a related party, purchased the property (see Note 6), were completed on February 22, 2002 and the property is no longer owned by the Partnership. As of December 31, 2002, the note payable has been removed from the balance sheet.

On March 24, 2000, the Partnership borrowed $250,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Perris, California. The note was due on April 1, 2003. Interest accrued at 13.5% per annum payable in monthly installments of $2,864 starting May 1, 2000. As of December 31, 2002 and 2001, $76,866 and $60,134 of interest had been capitalized to investment in unimproved land. On May 21, 2002, the lender started foreclosure proceedings on the parcel of land due to non-payment of this first trust deed. The property was sold at a foreclosure sale on September 18, 2002 for a sales price of $293,000 and the note payable was paid in full from the foreclosure sale proceeds. A net property foreclosure gain of $15,629 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002. As of December 31, 2002, the note payable has been removed from the balance sheet.

On July 7, 2000, the Partnership borrowed $120,000 from a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was due on July 7, 2003. Interest accrued at 12% per annum payable in monthly installments of $1,200 starting August 7, 2000. As of December 31, 2002 and 2001, $32,400 and $21,600 of interest had been capitalized to investment in unimproved land. No interest payments had been made on this note from April – November 14, 2002. On May 30, 2002, the lender started foreclosure proceedings of the parcel of land due to non-payment of this first trust deed. The property closed escrow for a sales price of $285,000 November 14, 2002.

TMP INLAND EMPIRE IV, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 8 - Decline in Market Value

On May 10, 2002 the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. Foreclosure proceedings had begun on all three of the Partnership remaining properties and a write-down in value of the Partnership land of $389,821 was recorded as expense in the accompanying Statements of Operations during prior quarters of 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
COLUMN           A                 B              C          D              E           F          G           H            I

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT            Gross
                                                      TO ACQUISITION         amount at                                    Estimated
                                               Initial           Carrying which Carried  Accumulated   Date of     Date Depreciable
Description of Assets           Encumbrances    Cost   Improvement  Cost  at Year-End   Depreciation Construction Acquired  Life

Unimproved land - Perris, CA      $250,000   $ 1,001,160 $      0  $   227,860 $ 1,229,020     -0-        N/A        6/23/89   N/A
Unimproved land - Oleander, CA    $ 41,604   $   331,768 $      0  $   223,216 $   554,984     -0-        N/A        8/9/89    N/A
Unimproved land - Beaumont, CA    $190,000   $ 1,554,409 $  5,349  $   495,815 $ 2,055,573     -0-        N/A        9/14/89
                                                                                                                   & 6/19/89   N/A
Unimproved land - Victorville, CA $121,086   $   769,718 $      0  $   226,864 $   996,582     -0-        N/A        7/14/89   N/A
Unimproved land - Victorville, CA $ 16,726   $ 1,322,099 $      0  $   265,986 $ 1,588,085     -0-        N/A        8/10/89   N/A
                                    ------     ---------  ---------  ---------  ----------

                                  $619,416   $ 4,979,154 $  5,349  $ 1,439,741 $ 6,424,244     -0-
                                  ========   =========== ========    =========   =========     ===

Less valuation allowance:                                                      $ 5,242,521
                                                                                 ---------

Net carrying value                                                             $ 1,181,723
                                                                               ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  1,925,000

Increase in Valuation Allowance                     (857,525)
Increase in Carrying Costs                            114,248
                                                  -----------

Ending balance                                   $  1,181,723
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

WILLIAM O. PASSO, 61, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 56 is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2002 the Partnership paid fees to the General Partners for various services in the amount of $93,718 of which none were paid in the year ended December 31, 2002. In addition, the General Partners received collectively $24,040 as their share of Partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the Partnership had 8,500 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2002 by each officer, director and general partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (June 7, 1989) through the fiscal year ended December 31, 2002. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                Amount Paid from
Form of Compensation                                                            Formation through
and Recipient                       Description of  Payment                     December 31, 2002
-------------                       -----------------------                     -----------------

Selling Commission and     Up to a maximum of 10% of gross                      $ 856,738
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
                           accounting fees.

Reimbursement for          The General Partners were reimbursed                 $ 343,082
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
                           (i)      Acquisition fees:                           $ 475,000
                           (ii)     Real estate brokerage                       $ 217,033
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b)      The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2002. A Form 8K was filed on March 29, 1999.

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

Date: March 17, 2003

                  TMP Inland Empire IV, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation as
                  Co-General Partner

                  By:
                      ----------------------------------------------------------
                           William O. Passo, President

                  By:
                      ----------------------------------------------------------
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as
                  Co-General Partner

                  By:
                      ----------------------------------------------------------
                           William O. Passo, General Partner

                  By:
                      ----------------------------------------------------------
                           Anthony W. Thompson, General Part  ner

                  By:
                      ----------------------------------------------------------
                           Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation as Chief Accounting
                  Officer

                  By:
                      ----------------------------------------------------------
                           John A. Fonseca, President